Form 10-Q
period 2010-11-30
Amwest Imaging Inc
filed 2011-01-11
CIK 1495191

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-167743

AMWEST IMAGING INCORPORATED
(Exact name of small business issuer as specified in its charter)

Nevada	27-2336038
(State or other jurisdiction of incorporation Or organization)	(I.R.S. Employer Identification No.)

10213 Penrith Avenue #104, Las Vegas, Nevada 89144
(Address of Principal Executive Offices)

(702) 882-3106
(Issuer’s telephone number)

None
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer

[ ] Non-accelerated filer	[X] Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 5, 2011:   13,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X]  No [   ]

Transitional Small Business Disclosure Format (Check One) Yes [   ]  No [X]

PART I – FINANCIAL INFORMATION

  Item 1. Financial Statements

  Item 2. Management’s Discussion and Analysis of Financial Condition

  Item 4. Control and Procedures

PART II – OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results from period from inception (April 7, 2010) to November 30, 2010 are not necessarily indicative of results that may be expected for the year ending February 28, 2011.  The financial statements are presented on the accrual basis.

PART I – FINANCIAL INFORMATION

FINANCIAL STATEMENTS

AMWEST IMAGING INCORPORATED

Amwest Imaging Inc.
(A Development Stage Company)
Unaudited Condensed Balance Sheets

	November	April 30,
ASSETS	30, 2010	2010

Current assets:
Cash and cash equivalents	$1,271	$6,951
Total Current Assets	1,271	6,951

Total Assets	$1,271	$6,951

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and accrued expenses	$2,184	-
Total current liabilities	2,184	-

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares
Authorized, zero shares issued and outstanding
Common stock; $.001 par value, 70,000,000 shares authorized;
9,000,000 shares issued and outstanding at November 30,
2010 and April 30, 2010 respectively	9,000	9,000
Additional paid-in-capital	-	-
Deficit accumulated during development stage	(9,913)	(2,049)
Total stockholders' equity	(913)	6,951

Total liabilities and stockholders' equity	$1,271	$6,951

The accompanying notes are an integral part of the interim condensed financial statements.

Amwest Imaging Inc.
(A Development Stage Company)
Unaudited Condensed Statements of Operations
For the period from inception (April 7, 2010) to November 30, 2010

			April 7, 2010
			(Inception)
	Three months ended	Six months ended	through
	November 30,	November 30,	November 30,
	2010	2010	2010

Revenues	$-	$-	$-

Operating expenses
General and administrative	2,150	2,989	9,913

(Loss) from operation	(2,150)	(2,989)	(9,913)

Other income (expense)
Interest income	-	-	-
Interest expense	-	-	-
Loss before income taxes	(2,150)	(2,989)	(9,913)

Income tax benefit (provision)	-	-
Net (loss)	$(2,150)	$(2,989)

Basic and diluted loss per common	$-	$-

Basic and diluted weighted average
common shares outstanding	9,000,000	9,000,000

The accompanying notes are an integral part of the interim condensed financial statements.

Amwest Imaging Inc.
(A Development Stage Company)
Unaudited condensed Statements of Cash Flows
For the period from inception (April 7, 2010) to November 30, 2010

		April 7, 2010
		(Inception)
	Six months ended	through
	November 30,	November 30,
	2010	2010

Operating activities:
Net loss	(2,989)	(9,913)
Adjustments to reconcile Net Income
to net cash provided by operations:
Increase in accounts payable	2,184	2,184
Net cash (used in) operating activities	$(805)	$(7,729)

Financing Activities:
Proceeds from issuance of common stock	-	9,000
Net cash provided by financing activities	$-	$9,000

Net change in cash	(805)	1,271
Cash, beginning of period	2,076	-
Cash, ending of period	$1,271	$1,271

Supplemental cash flow disclosures
Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-
Non cash activities	$-	$-

The accompanying notes are an integral part of the interim condensed financial statements.

AMWEST IMAGING INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
November 30, 2010

Note 1.  Condensed Interim Financial Statements

The accompanying interim condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s April 30, 2010 audited financial statements.  The results of operations for the periods ended November 30, 2010 are not necessarily indicative of the operating results for the full years.

The Company's fiscal year end is February 28.

Note 2. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of November 30, 2010, the Company has an Accumulated Deficit amount of $9,913.

Note 3. Recent Accounting Pronouncements

The management has evaluated all recently issued accounting pronouncements through the filing date of these financial statements and believes that these pronouncements will not have a material effect on the Company’s position and results of operations.

Note 4. Subsequent Events

The Company initiated a Private Placement in November 2010 for the sale of 4,000,000 shares of common stock to investors at $0.01 per share.  As of December 15, 2010, all subscriptions have been received from 25 investors, raising $38,500 in proceeds, net of $1,500 of offering costs.

Management has analyzed the financial statements for other subsequent events and have found none.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operation

On November 10, 2010 we received approval from the Securities and Exchange Commission of our Registration Statement on Form S-1.  Wherein, we registered 4,000,000 shares of our common stock at an offering price of $.01 in order to raise $40,000.00 as our initial capital.

Results of Operation

The Company did not have any operating income from inception (April 7, 2010) through November 30, 2010. For the period from inception, April 7, 2010 through the quarter ended November 30, 2010, the registrant recognized a net loss of $9,913. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At November 30, 2010 the Company had no capital resources and will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative  expenses  pending full implementation of the Company’s business model.

Critical Accounting Policies

Amwest Imaging Incorporated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2010.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of November 30, 2010, our disclosure controls and procedures were not effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of  2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended November 30, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMWEST IMAGING INCORPORATED

Date: January 7, 2011

/s/ Patrick Moore
Patrick Moore
President, Chief Executive Officer,
Secretary, Chief Financial Officer,
Director