Form 10-K
period 2011-02-28
Amwest Imaging Inc
filed 2011-06-14
CIK 1495191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended Feb. 28, 2011

Commission file number: 001-35014

Amwest Imaging Incorporated
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-2336038
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10213 Penrith Avenue, Unit 104 Las Vegas, NV 89144
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (702) 882-3106

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐   No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [x]

          For the year ended Feb. 28, 2011, the issuer had no revenues.

          As of  Feb. 28, 2011, there was no trading market for the issuer’s common stock, $.001 par value.

          The number of shares outstanding of the issuer’s common stock, $.001 par value, as of Feb. 28, 2011 was 13,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

Amwest Imaging Incorporated
Form 10-K Annual Report

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Amwest Imaging Incorporated

PART 1

ITEM 1.  BUSINESS.

CORPORATE BACKGROUND

Amwest Imaging Incorporated was incorporated in the State of Nevada on April 7, 2010 under the same name. Since inception, Amwest Imaging Incorporated has not generated revenues and has accumulated losses in the amount of $(2,049) as of audit date April 30, 2010 and has accumulated losses totaling $(7,763) from inception through August 31, 2010.  Amwest Imaging Incorporated has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

Amwest Imaging Incorporated has yet to commence planned operations to any significant measure. As of the date of this Registration Statement, Amwest Imaging Incorporated has had only limited start-up operations and has not generated revenues. The Company will not be profitable until it derives sufficient revenues and cash flows from services.

Amwest Imaging Incorporated’s administrative office is located at 10213 Penrith Avenue, Unit 104, Las Vegas, Nevada 89144.

Amwest Imaging Incorporated’s fiscal year end is February 28.

Business Overview

Amwest Imaging’s primary focus is to help companies become more efficient through digital conversion and indexing of documentation.  As more business is conducted digitally, an integral part has become the proper capturing of the documentation for search and analysis.  Digitization of files will increase productivity, aid in business analysis and reduce storage cost significantly.  Concise and accurate availability of information leads to greater efficiency in an increasingly competitive world.  Digitally capturing as much information as possible and coupled with the ability to search the information effectively provides a business with unparalleled internal control.

Our target markets include, but are not limited to, state and local governments, the medical field, construction industry, legal firms and other business that have storage and retrieval needs.  We are confident that our business model is a mutually beneficial relationship between our corporate growth and providing a vehicle for clients to harness internal efficiency and improve their productivity.

Product Development

Amwest Imaging has numerous competitors in the Document Management industry.  They are established, competent and presently have greater capital and marketing resources.  Mr. Moore, our President, is responsible for directing our services and related products.  He has an extensive and comprehensive background in Document Management, Electronic File Creation and customer service on a national basis.  Under his direction, Amwest Imaging will provide custom Document Management services and offer the services to a variety of targeted markets based on due diligence performed and on their documentation flow.  We initially will offer scanning services on and off site including; Document Management Services, Electronic File Creation and OCR Services.  Our goal is to offer complete, competent and unparalleled service while providing our clients with the knowledge to fully utilize this newly harnessed information.

OCR Technology
Optical Character Recognition systems allow clients to achieve an automated information flow, through improving accuracy and efficiency in document processing.  This technology will also eliminate unwanted and necessary errors.  OCR technology automatically finds and extracts information from documents and then it is interpreted and transported into the clients’ applications.

Document Management Savings
Costs associated in procuring and operating a comprehensive Document Management System is significant.  Many solutions offer higher end features that are not needed by smaller and mid-size clients.  By hosting our clients’ document management system, they will find value in paying for services needed and in the volume of work processed.  Clients will also have access to the latest technology and software updates without incurring significant expenditures.

Generally, the amount of documents generated by an average business is substantial.  Offering a solution for locating and retrieving documents or records efficiently and cost effectively can result in a more efficient workforce and overall business practices.  Using a single source for document management solutions will help lower operational costs while reducing potential security concerns relating to sensitive documentation.  We are virtually able to implement a solution within weeks where an in-house solution could take months just to evaluate, procure and install.  By using a single source solution, we will increase workers access to information and help them assimilate more information in a timely manner.  Chain of custody and security concerns are greatly reduced by using a single source document management company.  Documents are scanned, retrieved and re-filed at a single operations center.  This will also help with documenting a records history in the event any regulatory or legal issues should arise.  Overall, our company provides a service that will reflect positively on all our clients’ bottom line of operations.

Employees

At Feb. 28, 2011, the Company had 1 full time employee.  None of its employees were represented by a collective bargaining arrangement.

The Company does not carry key person life insurance on any of its Directorial personnel. The loss of the services of any of its executive officers or other directors could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

ITEM 1A. RISK FACTORS.

RISKS ASSOCIATED WITH OUR COMPANY:

PATRICK MOORE, THE SOLE OFFICER AND DIRECTOR OF THE COMPANY, CURRENTLY DEVOTES HIS EFFORTS ON A FULL-TIME BASIS TO COMPANY MATTERS.  HE DOES NOT HAVE ANY PUBLIC COMPANY EXPERIENCE AND IS INVOLVED IN OTHER BUSINESS ACTIVITIES.  THE COMPANY'S NEEDS COULD EXCEED THE AMOUNT OF TIME OR LEVEL OF EXPERIENCE HE MAY HAVE.  THIS COULD RESULT IN HIS INABILITY TO PROPERLY MANAGE COMPANY AFFAIRS, RESULTING IN OUR REMAINING A START-UP COMPANY WITH NO REVENUES OR PROFITS.

Our business plan does not provide for the hiring of any additional employees until revenue will support the expense, which is estimated to be the third quarter of operations. Until that time, the responsibility of developing the company's business, offering and selling of the shares through this prospectus, and fulfilling the reporting requirements of a public company all fall upon Patrick Moore. While Mr. Moore has business experience including management, he does not have experience in a public company setting, including serving as a principal accounting officer or principal financial officer. We have not formulated a plan to resolve any possible conflict of interest with his other business activities. In the event he is unable to fulfill any aspect of his duties to the company we may experience a shortfall or complete lack of revenue resulting in little or no profits and eventual closure of the business.

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, THE COMPANY HAS GENERATED NO REVENUES AND DOES NOT HAVE AN OPERATING HISTORY.

The Company was incorporated on April 7, 2010; we have not yet commenced our business operations and we have not yet realized any revenues. We have minimal operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incurred significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations.

WE CANNOT PREDICT WHEN OR IF WE WILL PRODUCE REVENUES.

We have not generated any revenue to date from operations. In order for us to continue with our plans and open our business, we must raise capital. The timing of the completion of the milestones needed to commence operations and generate revenues is contingent on the success of these raises. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business.

OUR CONTINUED OPERATIONS DEPEND ON THE MARKETS ACCEPTANCE OF OUR SERVICES. IF THE MARKET DOES NOT FIND OUR SERVICES DESIRABLE AND SUITABLE FOR PURCHASE AND WE CANNOT ESTABLISH A CUSTOMER BASE, WE MAY NOT BE ABLE TO GENERATE ANY REVENUES, WHICH COULD RESULT IN A FAILURE OF OUR BUSINESS.

The ability to offer services that the market needs and is willing to purchase is critically important to our success. We cannot be certain that the services we offer will be accepted by the market.  As a result, there may not be any demand and our revenue stream could be limited and we may never realize any revenues. In addition, there are no assurances that the Company will generate revenues in the future even if we alter our marketing efforts and pursue alternative revenue generating services in the future.

THE LOSS OF THE SERVICES OF PATRICK MOORE COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT OF OUR BUSINESS MODEL, WHICH COULD RESULT IN A LOSS OF REVENUES.

Our performance is substantially dependent upon the professional expertise of our President, Patrick Moore. If he were unable to perform his services, this loss of the services could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace his with another individual qualified to develop and market our services. The loss of his services could result in a loss of revenues.

THE DOCUMENT MANAGEMENT INDUSTRY AND SPECIFICALLY THE DIGITAL CONVERSION MARKETPLACE IS HIGHLY COMPETITIVE. IF WE CAN NOT DEVELOP AND MARKET DESIRABLE SERVICES THAT THE MARKET AND OTHER BUSINESSES ARE WILLING TO PURCHASE, WE WILL NOT BE ABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS MAY BE ADVERSELY AFFECTED AND WE MAY NEVER BE ABLE TO GENERATE ANY REVENUES.

Amwest Imaging Incorporated has many potential competitors in the digital conversion marketplace.  We consider the competition is competent, experienced, and they have greater financial and marketing resources than we do at the present. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the marketing of their services than are available to us.

Some of the Company’s competitors also offer a wider range of services; have greater name recognition and more extensive customer bases than the Company.  These competitors may be able to respond more quickly to new or changing opportunities and technologies, undertake more extensive marketing activities, offer terms that are more attractive to customers and adopt more aggressive pricing policies than the Company.  Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their visibility.  The Company expects that new competitors or alliances among competitors have the potential to emerge and may acquire significant market share.  Competition by existing and future competitors could result in an inability to secure adequate market share sufficient to support Amwest Imaging’s endeavors.  Amwest Imaging cannot be assured that it will be able to compete successfully against present or future competitors or that the competitive pressure it may face will not force it to cease operations.

AMWEST IMAGING INCORPORATED MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

Amwest Imaging Incorporated has limited capital resources. Unless Amwest Imaging Incorporated begins to generate sufficient revenues to finance operations as a going concern, Amwest Imaging Incorporated may experience liquidity and solvency problems. Such liquidity and solvency problems may force Amwest Imaging Incorporated to cease operations if additional financing is not available.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company does not own any property at the present time and has no agreements to acquire any property. Our executive offices are located at 10213 Penrith Avenue, Unit 104, Las Vegas, NV 89144.  (The space is approximately 150 square feet total) and is provided by a shareholder at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. As of Feb. 28, 2011 our Common Stock is not trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.

(b) Holders. As of Feb. 28, 2011, there were 26 record holders of all of our issued and outstanding shares of Common Stock.

(c) Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Plan of operation for the next twelve months

The following milestones are based on the estimates made by management.  The working capital requirements and the projected milestones are approximations and subject to adjustments.  The costs associated with operating as a public company are included in our budget.  We plan to complete our milestones as follows:

0- 6 MONTHS

The Company has identified two companies that we are negotiation Facility Management Agreements.  One company is located in Nevada and the other company is Michigan based.  Securing these agreements would provide Amwest with the all-encompassing resources required to service the needs of local and larger regionally based clients.  A southwest presence and mid-west presence can also allow the Company to address the needs of potential clients outside these immediate regions.  The Facility Management Agreement is an agreement to lease equipment and facility computer network capabilities.  The agreements would be all inclusive regarding the paper, toner and maintenance.  Addendums could include Manned FM to utilize specialized personnel and new technology upgrades where the latest technology is available.  The equipment includes large format printers for reprographic services capable of producing black and white and color output at sizes up to 36 feet by 99 feet.  Large format scanners capabilities include black and white or color and output is 36 inches wide by 99 feet long.  The large format plotters have similar capabilities.  Additional equipment includes stand alone or table top scanners with capabilities of 11x17 inch size and small format printers with similar capabilities.

Marketing efforts consist of initiating contact with identified target market clients in the small business and reprographic companies segment.  Amwest Imaging plans to finalize the web site development and plans to continue efforts in direct marketing and with trade association affiliations.  In addition, we plan to further our efforts by marketing to the medical, legal and governmental market segments.  Our overall goal for this timeframe continues with finalizing our marketing material, finalize facility management agreements and initiate efforts to attract clients.

7-9 MONTHS

The Company plans to further nurture joint venture opportunities and marketing efforts during this timeframe.  By this stage of operations, we anticipate finding additional potential revenue generating business services that we intend to pursue.  Also, during this timeframe we intend to evaluate the hiring and training of an in-house production team.  This milestone is based on current sales and potential opportunity.  We anticipate generating revenue during this timeframe and this milestone is based on current sales and potential opportunity.  Additional planned responsibilities include initiating the drafting of a two-year overall business plan utilizing a commissioned sales force.

10-12 MONTHS

By the fourth quarter of operations, we hope to have a base of clients to sustain operations.    During this timeframe, we plan to analyze our past nine months of operations including our revenue generating effectiveness.  In addition, we plan to evaluate our need to hire employees or use contract labor.  This review of our operations to date will allow the Company to make the necessary adjustments and changes to further nurture the growth of the Company.  In addition, this review will provide valuable information for finalizing a two-year overall business plan with emphasis on sales and marketing

(ii) RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $29,230 for the year ended Feb. 28, 2011, as compared to a net loss of $ 0 for 2010. From the date of inception to Feb. 28, 2011, the Company lost a total of $ 29,230. Most labor and services have been compensated with issuances of stock or cash payment has been deferred.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company.

For the most recent fiscal year, 2011, the Company incurred a loss in the amount of $29,230 and $0 for 2010. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from inception to Feb. 28, 2011, the Company has incurred an accumulated net loss of $29,230 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

(iii) The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company, or to engage in any significant research and development, or purchase plant or significant equipment.

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing required documents for 2011.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of Feb. 28, 2011, the company was authorized to issue 70,000,000 shares of common stock.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of Feb. 28, 2011.

Off-Balance Sheet Arrangements

As of Feb. 28, 2011, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of Feb. 28, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of Feb. 28, 2011, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of February 20, 2009:

Name	Age	Title
Patrick Moore	50	President, Secretary, Treasurer, Director.

Our officers and directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until prior resignation or removal.

Business Experience

PATRICK MOORE, PRESIDENT AND CHIEF EXECUTIVE OFFICER

Patrick Moore has over 20 years of experience in the Document Management field on a national basis.  He is currently working for Amwest Imaging Incorporated and furthering his education in computer science.  From 2006- 2009 he was employed with RGS Reprographics included holding positions as a branch manager and production manager.  His oversight included major projects including casinos, hotels and school districts. Prior work experience includes positions as a branch manager, production manager and sales at Detroit Reprographics from 1998-2006.   From 1990-1998 he held various positions including management and sales with National Reprographics.  Mr. Moore’s experience in the Document Management field is comprehensive in scope ranging from sales, to hands-on production and management.  Additional work experience includes working with worldwide clients on internal quality programs such as IS9001 Certifications.  His wide range of experience holds him uniquely qualified to carry out Amwest Imaging’s vision for success.

Mr. Moore has not held directorships during the past five years in any publicly traded company.

Compensation and Audit Committees

As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2010 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Patrick Moore is our sole officer and director.  Mr. Moore does not receive any regular compensation for his services rendered on our behalf. Mr. Moore did not receive any compensation during the years ended Feb. 28, 2011 and 2010.  No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of Feb. 28,  2011 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title of	Name, Title and Address of Beneficial	Amount of Beneficial
Class	Owner of Shares (1)	Ownership (2)	Percent of Class

Common	Patrick Moore, President, CEO, and Director	9,000,000	69%

All Officers and Directors as a Group		9,000,000	69%

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of Feb. 28, 2011 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.
We currently do not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consist solely of Patrick Moore. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Peter Messineo, CPA is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Peter Messineo for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $0 and $2,250  for the fiscal years ended Feb. 28, 2011 and 2010, respectively.

Audit-Related Fees

There were no fees billed by Peter Messineo for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended Feb. 28, 2011 and 2010, respectively.

Tax Fees

The aggregate fees billed by Peter Messineo for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended Feb. 28, 2011 and 2010, respectively.

There were no fees billed by Peter Messineo for other products and services for the fiscal years ended Feb. 28, 2011 and 2010, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (Peter Messineo-2011)

•	Balance Sheets at Feb. 28, 2011

•	Statements of Operations for the year ended Feb. 28, 2011 and for the cumulative period from April 7, 2010 (Inception) to Feb. 28, 2011

•	Statements of Changes in Shareholders’ Deficiency for the period from April 7, 2010 (Date of Inception) to Feb. 28, 2011

•	Statements of Cash Flows for the year ended Feb. 28, 2011, and for the cumulative period from April 7, 2010 (Date of Inception) to Feb. 28, 2011

•	Notes to Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
__________________
*Included herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amwest Imaging Incorporated

Date: June 14, 2011

By: /s/ Patrick Moore
Patrick Moore, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 14, 2011

By: /s/ Patrick Moore
Patrick Moore, President and Director
(Principal Executive Officer)

Date: June 14, 2011

By: /s/ Patrick Moore
Patrick Moore, Chief Financial Officer
(Principal Financial and Accounting Officer)

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Amwest Imaging Incorporated:

I have audited the balance sheets of Amwest Imaging Incorporated as of February 28, 2011 and the related statement of operations, changes in stockholder’s equity, and cash flows for the year then ended and for the period April 7, 2010 (date of inception) through February 28, 2011.  These financial statements were the responsibility of the Company’s management.  My responsibility was to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Amwest Imaging Incorporated as of February 28, 2011, and the results of its operations and its cash flows for the year then ended and for the period April 7, 2010 (date of inception) through February 28, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA
Peter Messineo, CPA
Palm Harbor, Florida
June 14, 2011

Amwest Imaging, Inc.
Balance Sheet as of February 28, 2011
Februrary
ASSETS	28, 2011

Current Assets:
Cash and cash equivalents	$20,067
Total current assets	20,067

Total Assets	$20,067

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and accrued expenses	$297
Total current liabilities	297

Stockholders' Equity
Preferred stock; $.001 par value, 5,000,000 shares
Authorized, zero shares issued and outstanding	-
Common stock; $.001 par value, 70,000,000 shares
Authorized, 13,000,000 shares issued and outstanding
at February 28, 2011	13,000
Additional paid-in-capital	36,000
Deficit accumulated during development stage	(29,230)
Total stockholders' equity	19,770

Total Liabilities and Stockholders' Equity	$20,067

The accompanying notes are an integral part of these financial statements.

Amwest Imaging, Inc.
Statement of Operations for the year
Ended February 28, 2011
April 7, 2010
(Inception)
through
February 28, 2011

Revenues	$-

Operating expenses
General and administrative	29,230

Loss from operation	(29,230)

Other income (expense)
Loss before income taxes	(29,230)

Income tax benefit (provision)	-
Net (loss)	$(29,230)

Basic and diluted lass per common share	$(0.00)

Basic and diluted weighted average common shares outstanding	9,703,364

The accompanying notes are an integral part of these financial statements.

Amwest Imaging, Inc.
Statement of Stockholders Equity

Feb. 28, 2011						Accumulated
					Additional	Deficit	Total
					Additional	during	Shareholders'
					paid-in	Development	Equity
	Preferred Stock		Common Stock		capital	Stage	(Deficit)

Balance April 7, 2010
(date of inception)	-	$-	-	$-	$-	$-	$-

Common shares issued
for cash April 9, 2010
at $0.001 per share	-	-	9,000,000	9,000	-	-	9,000

Common shares issued
for initial offering
December 28, 2010	-	-	4,000,000	4,000	36,000	-	40,000

Net loss for the
period from inception
April 7, 2010 through
February 28, 2011	-	-	-	-	-	(29,230)	(29,230)

Total Stockholders' Equity
(Deficit)	-	$-	13,000,000	$13,000	$36,000	$(29,230)	$19,770

The accompanying notes are an integral part of these financial statements.

Amwest Imaging, Inc.
Statement of Cash Flows
For the year ended
Feb. 28, 2011	April 7, 2010
(Inception)
through
February 28, 2011

Operating Activities:
Net loss	$(29,230)
Adjustments to reconcile Net Income
to net cash provided by operations:
Increase in accounts payable	297
Net cash (used in) operating activities	(28,933)

Financing Activities:
Proceeds for issuance of common stock	49,000
Net cash provided by financing activities	49,000

Net change in cash	20,067
Cash, beginning of period	-
Cash, ending of period	$20,067

Supplemental cash flow disclosures
Cash paid for:
Interest expense	$-
Income taxes	$-

The accompanying notes are an integral part of these financial statements.

AMWEST IMAGING INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Note 1.  Nature of Business and Summary of Significant Accounting Policies

The summary of significant accounting policies is presented to assist in the understanding of the financial statements.  The financial statements and notes are representations of management.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Nature of business and organization
Amwest Imaging Incorporated (the “Company”), was incorporated in the State of Nevada on April 7, 2010.  The Company’s principal business objective is to provide document digitization services to businesses. These services will help business increases productivity, help with business analysis and reduce storage cost’s significantly. Our targeted clients will include but not limited to, Governments entities from local to federal, Hospitals, Construction Industry, Lawyers offices, and other business that has needs to improve through digitization of their records.  The Company's operation has been limited to general administrative operations and is considered a development stage company as defined by FASB ASC Topic 915.

The Company’s fiscal year end is February 28.

Estimates
The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The Company is subject to uncertainty of future events, economic, environmental and political factors and changes in the Company's business environment; therefore, actual results could differ from these estimates.  Accordingly, accounting estimates used in the preparation of the Company's financial statements will change as new events occur, more experience is acquired, as additional information is obtained and as the Company's operating environment changes.  Changes are made in estimates as circumstances warrant.  Such changes in estimates and refinement of estimation methodologies are reflected in the statements.

Concentration of credit risk
A significant amount of the Company’s assets and resources are dependent on the financial support of the shareholders, should the shareholders determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insured balances up to $100,000 through October 13, 2008.  As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until June 30, 2010.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2013.  On January 1, 2014, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

Cash and cash equivalents
Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, and short-term instruments with a liquidation provision of three month or less.

Revenue recognition
The Company has no revenues to date from its operations.  Once revenues are generated, management will establish a revenue recognition policy.

AMWEST IMAGING INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Advertising costs
Advertising costs are generally expensed as incurred and are included in selling and marketing expenses in the accompanying statement of operations. As of February 28, 2011, there were no advertising costs incurred.

Net loss per common share
The Company computes net loss per share in accordance with FASB ASC Topic 260, “Earnings per Share”.  Under the provisions of ASC 260, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.

Fair value of financial instruments
The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies.  The carrying amounts of financial instruments including cash, accounts payable and advance from shareholder approximate their fair value because of their short maturities.

Comprehensive income
The Company accounts for comprehensive income (loss) in accordance with FASB ASC Topic 220 "Reporting Comprehensive income" which requires comprehensive income (loss) and its components to be reported when a company has items of comprehensive income (loss).  Comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss). There are no differences or reconciling items between net income and comprehensive income for the period ended February 28, 2011.

Income taxes
The Company accounts for its income taxes in accordance with FASB ASC Topic 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of February 28, 2011 are as follows:

Deferred tax assets:
Net operating loss carryforwards	$29,231
Income tax rate	34%
9,939
Less valuation allowance	(9,939)
$-

Through February 28, 2011, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses carryforwards.  At February 28, 2011, the Company had $29,231 of federal and state net operating losses carryforwards.  The net operating loss carryforwards, if not utilized will begin to expire in 2031.

AMWEST IMAGING INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Through February 28, 2011, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses carryforwards. Management has applied a valuation allowance, as the recovery of its deferred tax assets, generated from the net operating loss, as the realization of the tax benefit is not considered more likely than not, therefore a 100% valuation allowance has been applied. At February 28, 2011, the Company had $29,231 of federal and state net operating losses carryforwards.  The net operating loss carryforwards, if not utilized will begin to expire in 2031.

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the year ended February 28, 2011 as follows:

U.S. federal statutory income tax rate	34.0%
State tax - net of federal benefit	0.0%
34.0%
Increase in valuation allowance	(34.0%)
Effective tax rate	0.0%

Recent accounting pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future consolidated financial statements.

Note 2. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a net operating loss of $29,231 from April 7, 2010 (date of inception) through February 28, 2011. The Company has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3. Property and equipment

As of February 28, 2011, the Company does not own any property and/or equipment.

Note 4. Stockholders’ equity

The Company's articles of incorporation provide for the authorization of five million (5,000,000) shares of preferred stock and seventy million (70,000,000) shares of common stock with par values of $0.001. Common stock holders have all the rights and obligations that normally pertain to stockholders of Nevada corporations.  As of February 28, 2011 the Company has not issued any shares of preferred stock, and the Company had 13,000,000 shares of common stock issued and outstanding.

AMWEST IMAGING INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

On April 9, 2010 the Company issued 9,000,000 shares of common stock at $0.001 par value to Patrick Moore, the Company’s founder for equity investment.

On December 28, 2010 the Company issued 4,000,000 shares of common stock at $0.001 par value for $40,000 cash.

Note 5. Subsequent events

The Company has evaluated subsequent events through the date of filing, the date which the financial statements were available to be issued, and no such events have occurred.