Form 10-Q
period 2011-05-31
Amwest Imaging Inc
filed 2011-07-20
CIK 1495191

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X        No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer

[ ] Non-accelerated filer	[X] Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 15, 2011:   13,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ___  No X

Transitional Small Business Disclosure Format (Check One) Yes ___ No X

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

SIGNATURE

FINANCIAL STATEMENTS

AMWEST IMAGING INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMWEST IMAGING, INC.
(A Development Stage Company)
Condensed Balance Sheets

	May 31,	February 28,
	2011	2,011
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$567	$20,067
Prepaid Expenses	4,500
Total Current Assets	5,067	20,067

Total Assets	$5,067	$20,067

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and accrued expenses	$297	$297
Total current liabilities	297	$297

Stockholders' equity
Preferred stock; $.001 par value, 5,000,000 shares
Authorized, zero shares issued and outstanding		-
Common stock; $.001 par value, 70,000,000 shares authorized;
13,000,000 shares issued and outstanding at May 31,
2011 and February 28, 2011 respectively	13,000	13,000
Additional paid-in-capital	36,000	36,000
Deficit accumulated during development stage	(44,230)	(29,231)
Total stockholders' equity	4,770	19,770

Total liabilities and stockholders' equity	$5,067	$20,067

The accompanying notes are an integral part of the interim condenses financial statements.

AMWEST IMAGING, INC.
(A Development Stage Company)
Unaudited Condenses Statements of Operations
For the Three Month Period of May 31, 2011
From inception (April 7, 2010) to May 31, 2010
And from inception (April 7, 2010) to May 31, 2011

		April 7, 2010	April 7, 2010
		(Inception)	(Inception)
	Three months ended	through	Through
	May 31,	May 31,	May 31,
	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Operating expenses
General and administrative	15,000	6,923	44,230

(Loss) from operation	(15,000)	(6,923)	(44,230)

Other income (expense)
Interest income	-	-	-
Interest expense	-	-	-
Loss before income taxes	(15,000)	(6,923)	(44,230)

Income tax benefit (provision)	-	-
Net (loss)	$(15,000)	$(6,923)

Basic and diluted loss per common	$-	$-

Basic and diluted weighted average
common shares outstanding	13,000,000	9,000,000

The accompanying notes are an integral part of the interim condenses financial statements.

AMWEST IMAGING, INC.
(A Development Stage Company)
Unaudited Condenses Statements of Cash Flows
For the Three Month Period of May 31, 2011
From inception (April 7, 2010) to May 31, 2010
And from inception (April 7, 2010) to May 31, 2011

		April 7, 2010	April 7, 2010
		(inception)	(Inception)
	Three months ended	through	through
	May 31,	May 31,	May 31,
	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)
Operating activities:
Net loss	(15,000)	(6,923)	(44,231)
Adjustments to reconcile Net Income
to net cash provided by operations:
Prepaid Expenses	(4,500)		(4,500)
Increase in accounts payable			297
Net cash (used in) operating activities	$(19,500)	(6,923)	$(48,434)

Financing Activities:
Proceeds from issuance of common stock	-	9,000	49,000
Net cash provided by financing activities	$-	9,000	$49,000

Net change in cash	(19,500)	2,077	567
Cash, beginning of period	20,067	-	-
Cash, ending of period	$567	2,077	$567

Supplemental cash flow disclosures
Cash paid for:
Interest expense	$-		$-
Income taxes	$-		$-
Non cash activities	$-		$-

The accompanying notes are an integral part of the interim condenses financial statements.

AMWEST IMAGING INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
May 31, 2011

Note 1.  Business Description and Summary of Significant Accounting Policies

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

The Company's fiscal year end is February 28.

Condensed Interim Financial Statements
The accompanying interim condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s February 28, 2011 audited financial statements.  The results of operations for the periods ended May 31, 2011 are not necessarily indicative of the operating results for the full years.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of May 31, 2011, the Company has an Accumulated Deficit amount of $44,230.

AMWEST IMAGING INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
May 31, 2011

Note 3. Recent Accounting Pronouncements

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

Note 4. Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740 which requires use of the liability method.  Topic 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

A valuation allowance has been applied against the net deferred tax assets and any provision for tax benefit, due to the uncertainty of its ultimate realization.

Note 5. Subsequent Events

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

Results of Operation

The Company did not have any operating income from inception (April 7, 2010) through May 31, 2011. For the period from inception, April 7, 2010 through the quarter ended May 31, 2011, the registrant recognized a net loss of $44,230. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resource

At May 31, 2011 the Company had no capital resources and will rely upon the  issuance  of  common  stock  and  additional  capital  contributions  from shareholders  to  fund  administrative  expenses  pending full implementation of the Company’s business model.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2011.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of May 31, 2011, our disclosure controls and procedures were not effective.

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

No reports on Form 8-K were filed during the quarter ended May 31, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMWEST IMAGING INCORPORATED

Date: July 19, 2011

/s/ Patrick Moore
Patrick Moore
President, Chief Executive Officer,
Secretary, Chief Financial Officer,
Director