Form 10-Q
period 2011-08-31
Amwest Imaging Inc
filed 2011-10-13
CIK 1495191

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended August 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

                         Commission File No. 333-167743


                           AMWEST IMAGING INCORPORATED
        (Exact name of small business issuer as specified in its charter)

            Nevada                                               27-2336038
  (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

               10213 Penrith Avenue #104, Las Vegas, Nevada 89144
                    (Address of Principal Executive Offices)

                                 (702) 882-3106
                           (Issuer's telephone number)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

[ ]  Large accelerated filer                      [ ]  Accelerated filer

[ ]  Non-accelerated filer                        [X]  Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 11, 2011, 2011: 19,060,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements                                               4

    Item 2. Management's Discussion and Analysis of Financial Condition       11

    Item 4. Control and Procedures                                            11

PART II - OTHER INFORMATION

    Item 1. Legal Proceedings                                                 12

    Item 2. Changes in Securities                                             12

    Item 3. Defaults Upon Senior Securities                                   12

    Item 4. Submission of Matters to a Vote of Security Holders               12

    Item 5. Other Information                                                 12

    Item 6. Exhibits and Reports on Form 8-K                                  13

SIGNATURE

                              FINANCIAL STATEMENTS

                           AMWEST IMAGING INCORPORATED

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

BALANCE SHEETS                                                               4

STATEMENTS OF OPERATIONS                                                     5

STATEMENS OF STOCKHOLDER'S EQUITY                                            6

STATEMENTS OF CASH FLOWS                                                     7

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS                8

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              AMWEST IMAGING, INC.
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                                   August 31,        February 28,
                                                                     2011               2011
                                                                   --------           --------
                                                                  (unaudited)         (audited)
ASSETS

Current Assets
  Cash and cash equivalents                                        $    317           $ 20,067
                                                                   --------           --------
Total Current Assets                                                    317             20,067
                                                                   --------           --------

      TOTAL ASSETS                                                 $    317           $ 20,067
                                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                 $     --           $    297
                                                                   --------           --------
Total Current Liabilities                                                --                297

      TOTAL LIABILITIES                                                  --                297

Stockholders' Equity
  Preferred stock: 5,000,000 authorized; $0.001 par value
   0 shares issued and outstanding                                       --                 --
  Common stock: 70,000,000 authorized; $0.001 par value
   13,000,000 shares issued and outstanding                          13,000             13,000
  Additional paid in capital                                         36,000             36,000
  Accumulated deficit during development stage                      (48,683)           (29,230)
                                                                   --------           --------
Total Stockholders' Equity                                              317             19,770
                                                                   --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $    317           $ 20,067
                                                                   ========           ========


               The accompanying notes are an integral part of the
                    interim condenses financial statements.

                              AMWEST IMAGING, INC.
                          (A Development Stage Company)
                   Unaudited Condensed Statements of Operation
        For the Three and Six Month Period Ended August 31, 2011 and 2010
                From inception (April 7, 2010) to August 31, 2010
              And from inception (April 7, 2010) to August 31, 2011

                                                                         For the
                                                                        Six Months      April 7, 2010    April 7, 2010
                                       For the Three Months Ended         Ended        (inception) to   (inception) to
                                                August 31,              August 31,        August 31,       August 31,
                                         2011              2010            2011              2010             2011
                                     ------------      ------------    ------------      ------------     ------------
                                      (unaudited)       (unaudited)     (unaudited)       (unaudited)      (unaudited)
Revenues                             $         --      $         --    $         --      $         --     $         --
                                     ------------      ------------    ------------      ------------     ------------
Operating Expenses
  General and administrative                4,453               840          19,453             7,763           48,683
                                     ------------      ------------    ------------      ------------     ------------
      Total operating expenses              4,453               840          19,453             7,763           48,683
                                     ------------      ------------    ------------      ------------     ------------

Net loss from operations                   (4,453)             (840)        (19,453)           (7,763)         (48,683)
                                     ------------      ------------    ------------      ------------     ------------

Net loss                             $     (4,453)     $       (840)   $    (19,453)     $     (7,763)    $    (48,683)
                                     ============      ============    ============      ============     ============

Basic and diluted loss per share     $      (0.00)     $      (0.00)   $      (0.00)     $      (0.00)
                                     ============      ============    ============      ============

Weighted average number
 of shares outstanding                 13,000,000        13,000,000      13,000,000        13,000,000
                                     ============      ============    ============      ============


               The accompanying notes are an integral part of the
                    interim condenses financial statements.

                              AMWEST IMAGING, INC.
                          (A Development Stage Company)
              Unaudited Condensed Statement of Stockholder's Equity
              And from inception (April 7, 2010) to August 31, 2011

                                                                                           Accumulated
                                                                             Additional      Deficit
                                                     Common Stock             Paid in      Development
                                                Shares          Amount        Capital         Stage          Total
                                                ------          ------        -------         -----          -----
Balance as of April 07, 2010                          --     $        --    $        --    $        --    $        --

Common shares issued:
  Cash, April 9, 2010 at $.001 per share       9,000,000           9,000                                        9,000
  Cash, December 28, 2010 at $.01 per share    4,000,000           4,000         36,000                        40,000

Net loss                                                                                       (29,230)       (29,230)
                                             -----------     -----------    -----------    -----------    -----------
Balance as of February 28, 2011               13,000,000          13,000         36,000        (29,230)        19,770

Net loss (unaudited)                                                                           (19,453)       (19,453)
                                             -----------     -----------    -----------    -----------    -----------
Balance, August 31, 2011                      13,000,000     $    13,000    $    36,000    $   (48,683)   $       317
                                             ===========     ===========    ===========    ===========    ===========


               The accompanying notes are an integral part of the
                    interim condenses financial statements.

                              AMWEST IMAGING, INC.
                          (A Development Stage Company)
                  Unaudited Condensed Statements of Cash Flows
                 For the Six Month Period Ended August 31, 2011
                From inception (April 7, 2010) to August 31, 2010
              And from inception (April 7, 2010) to August 31, 2011



                                                               For the         April 7, 2010      April 7, 2010
                                                              Six Months        (inception)        (inception)
                                                                Ended             through            through
                                                              August 31,         August 31,         August 31,
                                                                2011               2010               2011
                                                              --------           --------           --------
                                                             (unaudited)        (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $(19,453)          $(29,230)          $(48,683)
  Changes in assets and liabilities:
    Accounts payable and accrued expenses                         (297)               297                 --
                                                              --------           --------           --------
          Net Cash Used in Operating Activities                (19,750)           (28,933)           (48,683)
                                                              --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:

          Net Cash Used in Investing Activities                     --                 --                 --
                                                              --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                          --             49,000             49,000
                                                              --------           --------           --------
          Net Cash Provided by Financing Activates                  --             49,000             49,000
                                                              --------           --------           --------

Net increase (decrease) in cash and cash equivalents           (19,750)            20,067                317
Cash and cash equivalents, beginning of period                  20,067                 --                 --
                                                              --------           --------           --------
Cash and cash equivalents, end of period                      $    317           $ 20,067           $    317
                                                              ========           ========           ========

Supplemental Cash Flow Information
  Cash paid for interest                                      $     --           $     --           $     --
  Cash paid for taxes                                         $     --           $     --           $     --


               The accompanying notes are an integral part of the
                    interim condenses financial statements.

                               AMWEST IMAGING INC.
                          (A Development Stage Company)
          Notes to the Unaudited Condensed Interim Financial Statements
                                 August 31, 2011


NOTE 1.  BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND ORGANIZATION
Amwest Imaging Incorporated (the "Company"), was incorporated in the State of Nevada on April 7, 2010. The Company's principal business objective is to provide document digitization services to businesses. These services will help business increases productivity, help with business analysis and reduce storage cost's significantly. Our targeted clients will include but not limited to, Governments entities from local to federal, Hospitals, Construction Industry, Lawyers offices, and other business that has needs to improve through digitization of their records. The Company's operation has been limited to general administrative operations and is considered a development stage company as defined by FASB ASC Topic 915.

The Company's fiscal year end is February 28.

CONDENSED INTERIM FINANCIAL STATEMENTS
The accompanying interim condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 2011 audited financial statements. The results of operations for the periods ended August 31, 2011 are not necessarily indicative of the operating results for the full years.

NOTE 2. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. As of August 31, 2011, the Company has an Accumulated Deficit amount of $44,230.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification(TM) ("ASC") is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future consolidated financial statements.

                               AMWEST IMAGING INC.
                          (A Development Stage Company)
          Notes to the Unaudited Condensed Interim Financial Statements
                                 August 31, 2011


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

NOTE 5. SUBSEQUENT EVENTS

The Company, as approved by the Board of Directors, has changed the fiscal year of the Company from February 28 to June 30. The Company will be filing annual audited statements with form 8K.

On September 6, 2011 the Company acquired Instant Website Technology, Inc. ("IWTI") through the issuance of 6,050,000 shares of common stock to the shareholders of IWTI, as disclosed in its 8K filing on September 7, 2011 with the Securities and Exchange Commission. Preliminary proforma information is presented had the ITWI been acquired at the year end.

                             Proforma Balance Sheet
                                   (unaudited)

                                          AWII                 IWTI
                                      Feb 28, 2011        June 30, 2011       Adjustments      Combined
                                      ------------        -------------       -----------      --------
ASSETS

Current Assets
  Cash and cash equivalents            $  20,067           $  19,885                          $  39,952
  Receivables                                 --              31,275                             31,275
Total Current Assets                      20,067              51,160                             71,227
Property and equipment, net                                  750,000                            750,000
Intangible assets                                                     (a)       60,600           60,600
      TOTAL ASSETS                        20,067             801,160                            821,227

LIABILITIES AND EQUITY

Current Liabilities                          297              10,046                             10,343
      TOTAL LIABILITIES                      297              10,046                             10,343

Capital                                   13,000                      (a)        6,060           19,060
Additional paid in Capital                36,000             790,001  (a)       54,540          881,654
                                                                      (b)        1,113

Retained earnings (deficit)              (29,230)              1,113  (b)       (1,113)         (29,230)
Total Equity                              19,770             791,114                            871,484

      TOTAL LIABILITIES AND EQUITY     $  20,067           $ 801,160                          $ 881,827

                               AMWEST IMAGING INC.
                          (A Development Stage Company)
          Notes to the Unaudited Condensed Interim Financial Statements
                                 August 31, 2011


                        Proforma Statement of Operations
                                   (unaudited)

                                          AWII                 IWTI
                                      Feb 28, 2011        June 30, 2011       Adjustments      Combined
                                      ------------        -------------       -----------      --------
Revenues                                $     --            $489,140                           $489,140
Operating expenses                        29,230             488,027                            517,257
                                        --------            --------            --------       --------
Net income (loss)                       $(29,230)           $  1,113            $     --       $(28,117)
                                        ========            ========            ========       ========

----------
(a) Record issuance of shares in exchange for IWTI, valued at fair value of common shares issued, allocated to technology process;

(b)  Eliminate retained earnings of acquired company.

The management has evaluated subsequent events through the date of filing with the Securities and Exchange Commission, at which time it has become available to the public.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATION

On November 10, 2010 we received approval from the Securities and Exchange Commission of our Registration Statement on Form S-1. Wherein, we registered 4,000,000 shares of our common stock at an offering price of $.01 in order to raise $40,000.00 as our initial capital.

RESULTS OF OPERATION

The Company did not have any operating income from inception (April 7, 2010) through August 31, 2011. For the period from inception, April 7, 2010 through the quarter ended August 31, 2011, the registrant recognized a net loss of $48,683. Some general and administrative expenses during the year were accrued. expenses for the year were comprised of costs mainly associated with legal, accounting and office.

LIQUIDITY AND CAPITAL RESOURCE

At August 31, 2011 the Company had minimal capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses, pending full implementation of the Company business model.

CRITICAL ACCOUNTING POLICIES

Amwest Imaging Incorporated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2011. Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of August 31, 2011, our disclosure controls and procedures were not effective.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1*   Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1*   Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

101**   Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
*  Filed herewith
** To be filed by amendment

(b) Reports on Form 8-K

During the quarter ended August 31, 2011 an 8-K was filed under Item 5.02 on August 29, 2011, reporting the resignation of Mr. Patrick Moore and the election of Mr. Jason R. Gerteisen as the sole Director, President, Secretary and Treasurer of the company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMWEST IMAGING INCORPORATED

Date: October 13, 2011


/s/ Jason R. Gerteisen
-----------------------------------
Jason R. Gerteisen
Secretary, Chief Financial Officer,
Director