Form 10-Q
period 2011-11-30
Amwest Imaging Inc
filed 2012-01-17
CIK 1495191

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from ________ to ________

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

                  815 John St. Suite 210K, Evansville, IN 47713
                    (Address of Principal Executive Offices)

                                 (812) 250-4210
                           (Issuer's telephone number)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 12, 2012: 495,660,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

Item 2. Management's Discussion and Analysis of Financial Condition           13

Item 4. Control and Procedures                                                14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     15

Item 2. Changes in Securities                                                 15

Item 3. Defaults Upon Senior Securities                                       15

Item 4. Submission of Matters to a Vote of Security Holders                   15

Item 5. Other Information                                                     15

Item 6. Exhibits and Reports on Form 8-K                                      15

SIGNATURE                                                                     16

                              FINANCIAL STATEMENTS

                           AMWEST IMAGING INCORPORATED

                                Table of Contents

                                                                            PAGE
                                                                            ----

BALANCE SHEETS                                                                 4

STATEMENTS OF OPERATIONS                                                       5

STATEMENS OF STOCKHOLDERS' EQUITY                                              6

STATEMENTS OF CASH FLOWS                                                       7

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS                  8

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           AMWEST IMAGING INCORPORATED
                    (Previously a Development Stage Company)
                            Condensed Balance Sheets

                                                                       November 30,        February 28,
                                                                          2011                 2011
                                                                       ----------           ----------
                                                                       (unaudited)           (audited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                            $   44,461           $   20,067
                                                                       ----------           ----------
      TOTAL CURRENT ASSETS                                                 44,461               20,067
                                                                       ----------           ----------
Property and equipment, net of accumulated
 depreciation of $276 and $0, respectively                                  1,656                   --
Intangible assets, net of accumulated
 amortization of $200,000 and $0, respectively                            550,000                   --
                                                                       ----------           ----------

      TOTAL ASSETS                                                     $  596,117           $   20,067
                                                                       ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                     $       --           $      297
  Loans from shareholder                                                   93,143                   --
                                                                       ----------           ----------
      TOTAL CURRENT LIABILITIES                                            93,143                  297
                                                                       ----------           ----------

STOCKHOLDERS' EQUITY
  Preferred stock: 5,000,000 authorized; $0.001 par value
   0 shares issued and outstanding                                             --                   --
  Common stock: 595,000,000 authorized; $0.001 par value
   495,560,000 and 338,000,000 shares issued and outstanding*             495,560              338,000
  Additional paid in capital                                              260,335             (289,000)
  Accumulated deficit                                                    (252,921)             (29,230)
                                                                       ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY                                          502,974               19,770
                                                                       ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  596,117           $   20,067
                                                                       ==========           ==========

----------
* retroactively restated for 26:1 forward stock split effective November 7, 2011.


           The accompanying notes are an integral part of the interim condenses financial statements.

                           AMWEST IMAGING INCORPORATED
                    (Previously a Development Stage Company)
                   Unaudited Condensed Statements of Operation
      For the Three and Nine Month Period Ended November 30, 2011 and 2010

                                             For the Three Months Ended              For the Nine Months Ended
                                                    November 30,                            November 30,
                                          --------------------------------        --------------------------------
                                              2011                2010                2011                2010
                                          ------------        ------------        ------------        ------------
REVENUES                                  $     55,213        $         --.       $    560,066        $         --
                                          ------------        ------------        ------------        ------------
OPERATING EXPENSES
  Marketingandsales                                 --                  --               6,650                  --
  Compensation                                   4,000                  --              35,275                  --
  Professionalandconsulting                     64,030                  --             108,753                  --
  Generalandadministrative                      46,182               2,150              98,513               2,989
  Researchanddevelopment                        14,535                  --             363,520                  --
  Depreciationandamortization                   37,569                  --             200,276                  --
                                          ------------        ------------        ------------        ------------
TOTAL OPERATING EXPENSES                       166,316               2,150             812,987               2,989
                                          ------------        ------------        ------------        ------------

NET LOSS                                  $   (111,103)       $     (2,150)       $   (252,921)       $     (2,989)
                                          ============        ============        ============        ============

Basic and diluted loss per share          $      (0.00)       $      (0.00)       $      (0.00)       $      (0.00)
                                          ============        ============        ============        ============
Weighted average number of
 Shares Outstanding*                       483,440,000         234,000,000         386,127,418         234,000,000
                                          ============        ============        ============        ============

----------
* retroactively restated for 26:1 forward stock split effective November 7, 2011.


           The accompanying notes are an integral part of the interim condenses financial statements.

                           AMWEST IMAGING INCORPORATED
                    (Previously a Development Stage Company)
              Unaudited Condensed Statement of Stockholder's Equity
               From inception (April 7, 2010) to November 30, 2011

                                                        Common Stock*            Additional
                                                  ------------------------        Paid in      Accumulated
                                                  Shares            Amount        Capital        Deficit        Total
                                                  ------            ------        -------        -------        -----
BALANCE AS OF APRIL 07, 2010                             --       $      --      $      --      $      --      $     --
                                               ------------       ---------      ---------      ---------      --------
Common shares issued:
  Cash, April 9, 2010, $.001 per share          234,000,000         234,000       (225,000)                       9,000
  Cash, December 28, 2010, $.01 per share       104,000,000         104,000        (64,000)                      40,000

Net loss                                                                                          (29,230)      (29,230)
                                               ------------       ---------      ---------      ---------      --------
BALANCE AS OF FEBRUARY 28, 2011                 338,000,000         338,000       (289,000)       (29,230)       19,770

Common shares issued for acquired
 assets in reverse merger,
 September 7, 2011                              157,560,000         157,560        549,335         29,230       736,125

Net loss (unaudited)                                                                             (252,921)     (252,921)
                                               ------------       ---------      ---------      ---------      --------

BALANCE, NOVEMBER 30, 2011                      495,560,000       $ 495,560      $ 260,335      $(252,921)     $502,974
                                               ============       =========      =========      =========      ========

----------
* retroactively restated for 26:1 forward stock split effective November 7, 2011.


           The accompanying notes are an integral part of the interim condenses financial statements.

                           AMWEST IMAGING INCORPORATED
                    (Previously a Development Stage Company)
                  Unaudited Condensed Statements of Cash Flows
           For the Nine Month Period Ended November 30, 2011 and 2010

                                                                       November 30,
                                                              -------------------------------
                                                                 2011                 2011
                                                              ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $ (252,921)          $   (2,989)
  Adjustment to reconcile Net Income to net
   cash provided by operations:
     Depreciation and amortization                               200,276                   --
  Changes in assets and liabilities:
     Accounts receivable                                              --                   --
     Accounts payable and accrued expenses                          (297)               2,184
                                                              ----------           ----------
           NET CASH USED IN OPERATING ACTIVITIES                 (52,942)                (805)
                                                              ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquistion of property and equipment                            (1,932)                  --
  Development of software                                             --                   --
                                                              ----------           ----------
           NET CASH USED IN INVESTING ACTIVITIES                  (1,932)                  --
                                                              ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for security deposits                                      --                   --
  Advances from related parties                                   79,268                   --
  Issuance of common stock                                            --                   --
                                                              ----------           ----------
           NET CASH PROVIDED BY FINANCING ACTIVATES               79,268                   --
                                                              ----------           ----------

Net increase (decrease) in cash and cash equivalents              24,394                 (805)
Cash and cash equivalents, beginning of period                    20,067                2,076
                                                              ----------           ----------

Cash and cash equivalents, end of period                      $   44,461           $    1,271
                                                              ==========           ==========
Supplemental Cash Flow Information
  Cash paid for interest                                      $       --           $       --
                                                              ==========           ==========
  Cash paid for taxes                                         $       --           $       --
                                                              ==========           ==========
Non-cash transactions:
  Net assets acquired through reverse merger                  $  750,000           $       --
                                                              ==========           ==========


           The accompanying notes are an integral part of the interim condenses financial statements.

                               AMWEST IMAGING INC.
                    (Previously a Development Stage Company)
          NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                                November 30, 2011


NOTE 1.  BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND ORGANIZATION
Amwest Imaging Incorporated (the "Company"), was incorporated in the State of Nevada on April 7, 2010.

The Company's original principal business objective was to provide document digitization services to businesses. On September 6, 2011, registrant completed the transactions of the Share Exchange Agreement of September 6, 2011, between Amwest Imaging Incorporated, a Nevada corporation, and the shareholders of Instant Website Technology Inc. ("IWTI"). Accordingly, registrant acquired all of the issued and outstanding shares of Instant Website Technology Inc., in exchange for the issuance in the aggregate of 6,060,000 shares of common stock of the registrant. As a result of the Share Exchange Agreement, Instant Website Technology Inc., Inc. became a wholly-owned subsidiary of registrant.

Instant Website Technology Inc.'s primary business is providing relationship building tools and processes that help any business cultivate profitable relationships with customers, all through web-based solutions. These web based solutions were created by the Company specifically for businesses in need of a website and related online marketing tools. The primary component of this web based solution, an on-demand fold out turn-key website for immediate use. The websites designed are highly advanced, niche creations that exceed the needs of small businesses in the target market. All of the websites developed are custom made from the design to the coding used.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
The accompanying interim condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2011, and for all periods presented herein, have been made.

All subsidiaries of the Company have been consolidated into these statements with intercompany transactions being eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 2011 audited financial statements. The results of operations for the periods ended November 30, 2011 are not necessarily indicative of the operating results for the full years.

USE OF ESTIMATES
The Financial Statements have been prepared in conformity with U.S. GAAP, which requires using management's best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these good faith estimates and judgments.

FINANCIAL INSTRUMENTS
The Company's balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Financial Accounting Standards Board (FASB) Accounting Standards Codification
(ASC) 820 "Fair Value Measurements and Disclosures" (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

     * Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
     * Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
     * Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

As of November 30, 2011 the fair values of the Company's financial instruments approximate their historical carrying amount.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with a maturity of three months or less.

ACCOUNTS RECEIVABLE, CREDIT
The Company currently supplies their web solutions on a monthly basis, billing on the month of services and collection on customer accounts through credit cards or direct payments. The Company does not issue credit on services provided, therefore there are no accounts receivable. No allowance for doubtful accounts is considered necessary to be established for amounts that may not be recoverable, since there has been no credit issued.

SOFTWARE DEVELOPMENT COSTS AND CAPITAL TECHNOLOGY
The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. The Company has capitalized the cost of the technology license purchased from an unrelated third party. At the time of purchase the technology was available to be marketed. As such additional costs to customize, modify and betterment to the existing product was charged to expense as it was incurred

Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over five years. Amortization is computed on a straight line basis. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at November 30, 2011.

LONG-LIVED ASSETS AND INTANGIBLE PROPERTY:
Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company did not recognize any impairment losses for any periods presented.

SHARE-BASED PAYMENTS
Share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values, in accordance with FASB ASC Topic 718. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented. The company may issue shares as compensation in the future periods for employee services.

The Company may issue restricted stock to consultants for various services. Cost for these transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is to be measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The company has issue shares as compensation in the future period for services associated with the registration of the common shares.

REVENUE RECOGNITION
The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

Consideration for future services are made by customers in advance of those services being provided. All accounts are currently on a month to month service; therefore revenue is recognized ratably over the period that the services are subscribed, the current month. The Company does not offer annual or other term agreements; therefore there is no unearned portion or deferral of revenue. Services are billed in advance of the period those services are provided.

The Company has not issued guarantees or other warrantees on the advertising subscription success or results. The Company has not experienced any refund requests or committed to any adjustments for terminated subscriptions. The Company does not believe that there is any required liability.

The Company has sold their bundled platform to two customers during the period ended November 30, 2011. These sales were without recourse. There were no provisions for licensing terms, modifications, training or other post service contract arrangements. Since sale was final, revenue was recognized on delivery.

ADVERTISING
The costs of advertising are expensed as incurred. Advertising expense was $0 for the nine months ended November 30, 2011 and 2010. Advertising expenses, when incurred are to be included in the Company's operating expenses.

RESEARCH AND DEVELOPMENT
The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. Research and development costs were $14,535, $0, $363,520 and $0 for the three and nine months ending November 30, 2011.

INCOME TAXES
The Company accounts for income taxes under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 740, Income Taxes ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. The Company does not have any potentially dilutive instruments and, thus, anti-dilution issues are not applicable.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. As of November 30, 2011, the Company has an Accumulated Deficit.

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

NOTE 5. EQUITY TRANSACTIONS

On October 18, 2011, the Board of Directors of the Registrant adopted a resolution effective as of the same date to a forward stock split of the Company's issued and outstanding shares of common stock on a one (1) old for twenty-six (26) new basis, such that its authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 600,000,000 shares of common stock with a par value of $0.001 and, correspondingly, its issued and outstanding shares of common stock have increased from 19,060,000 shares of common stock to 495,560,000 shares of common stock. Each shareholder's percentage ownership in the Company (and relative voting power) will remain essentially unchanged as a result of the forward split. The resolution provides that fractional shares will be rounded up. The Effective Date of the Forward Split was November 7, 2011. Prior year share information has been retroactively restated for comparative purposes.

SUBSEQUENT EVENTS

On December 12, 2011, the Board of Directors (the "Board") of Amwest Imaging Incorporated, a Nevada Corporation (the "Company") received the resignation of Mr. Jason Gerteisen as the Company's Treasurer.

Effective December 12, 2011, the Board of Directors (the "Board") of the Company, elected Mr. Pat Kadlec as the new Treasurer and Director of the company. Mr. Kadlec will be issued 100,000 common shares of the Company as initial compensation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

This Report contains statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "foresee," "project," "anticipate," "believe," "plans," "forecasts," "continue" or "could" or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management's opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Unless stated otherwise, the words "we," "us," "our," the "Company," or "Amwest" in this section collectively refer to Amwest Imaging Incorporated.

RESULTS OF OPERATION

The Company generated revenues of $55,213, $0, $560,066 and $0 for the three and nine month periods ended November 30, 2011 and 2010, respectively. Revenues have been earned through monthly service subscriptions. During the nine month period there were two sales of the company's software license, for restricted purposes.

Operating expenses were $166,316, $2,150, $812,987 and $2,989 for the three and nine month periods ended November 30, 2011 and 2010, respectively. The Company expended resources of $363,520 during the nine month period for developments and upgrades of their software. Included in the operating expenses were amortization and depreciation in the amount of $37,569, $0, $200,276 and $0 for the three and nine month periods ended November 30, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCE

At November 30, 2011 the Company had $44,461 of cash to meet its current obligations. The Company had negative working capital, in the amount of $48,682. The Company is seeking additional capital resources through the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses, pending full implementation of the Company business model.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2011. Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of November 30, 2011, our disclosure controls and procedures were not effective.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

31.1     Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1     Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)      Reports on Form 8-K

1) December 12, 2011: Item 5.02, Departure of directors or certain officers; election of directors; appointment of certain officers; compensatory arrangements of certain officers.
              On December 12, 2011, the Board of Directors (the "Board") received the resignation of Mr. Jason Gerteisen as the Company's Treasurer. Effective December 12, 2011, the Board elected Mr. Pat Kadlec as the new Treasurer of the company, who will also serve as a director.

2)       November 7, 2011: Item 8.01 Other event.
              On October 18, 2011, the Board of Directors of the Registrant adopted a resolution effective as of the same date to a forward stock split of the Company's issued and outstanding shares of common stock on a one (1) old for twenty-six (26) new basis, such that its authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 600,000,000 shares of common stock with a par value of $0.001.

3) September 6, 2011: Item 1.01 Entry into a material definitive agreement.
              On September 6, 2011, registrant completed the transactions contemplated by the Share Exchange Agreement of September 6, 2011, by registrant and the shareholders of Instant Website Technology Inc. ("IWTI") for all of the issued and outstanding shares of Instant Website Technology Inc., in exchange for the issuance in the aggregate of 6,060,000 shares of common stock. As a result of the Share Exchange Agreement, Instant Website Technology Inc., Inc. became a wholly-owned subsidiary of registrant.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMWEST IMAGING INCORPORATED

Date: January 13, 2012


/s/ Jason Gerteisen
--------------------------------------
Jason Gerteisen
President, Chief Executive Officer,
Chief Accounting Officer, Secretary,
and Director