Form 10-K
period 2012-02-28
Amwest Imaging Inc
filed 2012-06-28
CIK 1495191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Fiscal Year Ended February 29, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT 1934

    For the transition period from ___________ to ___________

                       Commission file number: 333-167743

                           Amwest Imaging Incorporated
             (Exact name of registrant as specified in its charter)

           Nevada                                                27-2336038
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

      815 John St. Suite 150
          Evansville, IN                                           47713
(Address of Principal Executive Offices)                         (Zip Code)

       Registrant's telephone number, including area code: (812) 250-4210

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $13,000 as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price on the Over-the-Counter Bulletin Board reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 28, 2012, the Registrant had 532,560,000 outstanding shares of its common stock, $0.001 par value.

                    Documents incorporated by reference: none

                           AMWEST IMAGING INCORPORATED

                                    FORM 10-K

                                TABLE OF CONTENTS


PART I

FORWARD-LOOKING STATEMENT                                                      3

ITEM 1.     BUSINESS                                                           3
ITEM 1A.    RISK FACTORS                                                       6

ITEM 1B.    UNRESOLVED STAFF COMMENTS                                         15
ITEM 2.     PROPERTIES                                                        16
ITEM 3.     LEGAL PROCEEDINGS                                                 16
ITEM 4.     MINE SAFETY DISCLOSURES                                           16


PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                 16
ITEM 6.     SELECTED FINANCIAL DATA                                           17
ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                         17
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       21
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                          22
ITEM 9A(T). CONTROLS AND PROCEDURES                                           22
ITEM 9B.    OTHER INFORMATION                                                 23

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE            23
ITEM 11.    EXECUTIVE COMPENSATION                                            26
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS                                   27
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE                                                      28
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES                            29

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES                           29

SIGNATURES                                                                    30

FINANCIAL STATEMENTS                                                         F-1

                                     PART I

                                INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors". We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we", "our", "us", or any derivative thereof, as used herein refer to Amwest Imaging Incorporated

ITEM 1. BUSINESS

Amwest Imaging Incorporated ("AMWI" or the "Company") is a technology company whose primary business is providing relationship-building tools and processes that help any business cultivate profitable relationships with customers, all through web based solutions. Our Company is always working on new internet based technology. Our current portfolio consists of My Restaurant Web,(www.myrestaurantweb.com), Lok Drop (www.LokDrop.com), Zip Clik (www.ZipClik.com)

The Company derives its revenue by charging basic monthly fees for the use of these website tools and services, which all three of these technologies are currently creating revenue for the Company. The Company's goal is to provide high end turnkey solutions to both businesses and private users of the internet.

MY RESTAURANT WEB
This web based solution specifically addresses the needs of restaurants that desire a website with a strong emphasis of marketing and attracting new customers. The primary component of this web based solution, an on-demand fold out turn-key website for immediate use. The websites designed are highly advanced, niche creations that exceed the needs of small businesses in the target markets. Following the website creation, design, and listing online, the client can utilize additional online tools to develop a marketing plan for its customer base implementing SMS technology ("texting") and email marketing which is a must-have in today's social networking environment.

We expect to expand the technology in the coming months to service several other industries.

LOK DROP
Lok Drop Online Storage provides a secure digital safe deposit box enabling entities to access, store, share and backup digital information in a secure, private and encrypted location. It can be used to access and share critical data from anywhere in the world.

ZIP CLIK
Zip Clik  provides  Encryption  Software  for Skype & Other Voice Over  Internet
Protocol (VOIP) Software. Zip Clik software works by providing our own encryption at the time you start your VOIP conversation on any service. The encrypted version is then sent to the individual you are talking to, and then our software decrypts it back into voice as they receive it. This entire process is done instantly without any delay. More importantly is the fact that Skype works with the courts to decrypt any conversation they deem necessary which means the encryption does not protect your privacy and conversations.

FORMATION HISTORY

Amwest Imaging Incorporated (the "Company") was incorporated in the State of Nevada on April 7, 2010.

The Company's original principal business objective was to provide document digitization services to businesses. On September 6, 2011, registrant completed the transactions of the Share Exchange Agreement of September 6, 2011, between Amwest Imaging Incorporated, a Nevada corporation, and the shareholders of Instant Website Technology Inc. ("IWTI"). Accordingly, registrant acquired all of the issued and outstanding shares of Instant Website Technology Inc., in exchange for the issuance in the aggregate of 157,560,000 shares of common stock of the registrant. As a result of the Share Exchange Agreement, Instant Website Technology Inc., Inc. became a wholly-owned subsidiary of registrant.

Amwest acquired from Instant Website Technology Inc. the rights to all technology related to www.myrestaurantweb.com, including but not limited to the Uniform Resource Locator ("URL") and the website development tools; however no employees were retained post merger, the accounting system was not transitioned, there were no bank accounts provided, and there were minimal recurring customers as the majority of the historical revenue came from a one-time sale of the technology and custom software development. It was determined that the assets acquired from Instant Website Technology Inc. did not constitute a business as there were several significant missing elements in the transferred assets that would be necessary to operate a business, including the ability to collect payments from the internet site.

FUTURE PRODUCTS - SALES AND MARKETING STRATEGIES

Our objective is to become a leading provider of web design services for small to medium-sized businesses. Key elements of our strategy include:

Continue to Target the Small and Medium-Sized Business Market Segment. We believe the small and medium-sized business market offers us the best opportunity to continue building a leading national web services company. We believe this is an attractive market because it is large and because these businesses need a comprehensive, affordable solution to their web design services requirements. Our web design services meet critical business needs of these businesses that they often do not have the time, resources, or technical skills to fulfill themselves.

Expanding our marketing and customer service through alliances such as the joint venture agreements executed with eMarketing Team Holdings, LLC. This alliance was put in place to allow the Company to quickly increase customer serve to MyRestaurantWeb clients, increase our sales and reduce overall operating costs. It will no longer be necessary for the Company to build the infrastructure to handle billing, technical, or design calls. Based on the use of eMarketing Team Holdings' Business to Business ("B2B") Internet Lead Technology and generating the estimated 500 leads per day, we have estimated that we could have 10,000 customers using the MyRestaurantWeb platform within 12 months of full operation.

Developing or Acquiring Complementary Services and Technologies. We market and sell web services that are essential to an effective Internet presence such as local and regional lead generation, search engine optimization, web site search tools, affiliate marketing networks, and web analytics. While we intend to provide many of these services through our relationships with other vendors or contractors, we will seek opportunities to internally develop some or all of these services and products.

Expanding our Distribution Channels. To sell our web services and products cost efficiently, we plan to establish strategic marketing relationships with organizations that have strong brand recognition with small and medium-sized businesses. We also plan to undertake marketing and sales activities so that a larger proportion of our customers are acquired through increased direct sales and new reseller programs.

Selling Additional Services and Products to Existing Customers. As customers build their Internet presence, we believe that we can demonstrate the value of the additional premium services and products we offer, which can increase our average revenue per customer and improve our revenue growth. For example, we can provide paid search and e-commerce capabilities to our current customers' web sites, enabling additional sources of revenue for them while also contributing to a measurable return on their investment.

Strengthening Customer Retention. We are dedicated to enhancing customer retention and building lasting relationships with our customers. We believe it is critical to customer retention to target small and medium-sized businesses that already understand the value of the Internet to their success. Improving customer retention also requires maximizing customer loyalty. Therefore, we are focused on customer satisfaction, consistent communication, web service and product enhancements, and high quality customer service. Additionally, we believe that by educating our existing and prospective customers about the value of our services to their businesses we can build lasting customer relationships.

COMPETITION AND BARRIERS TO ENTRY

There are several companies offering web-based solutions, but the following 2 have a niche in the restaurant/hospitality industry:

Open Table, Inc., (stock symbol "OPEN" on the NASDAQ) utilizes similar technologies and platforms as AMWI, but their function is to get out information about various restaurants then allow users to make online reservations.

Intuit Inc. (stock symbol "INTU" on the NASDAQ) purchased Homestead Technologies Inc. for $170 million. Homestead offers two ecommerce solutions to customers of its webhosting services: users can add a PayPal shopping cart to its basic service, or they can use Homestead Storefronts, which is based on eBay's ProStores technology.

With relatively low development costs, a high number of substitutes and an industry that is known for collaboration the barrier to entry is low. It is important for the Company to differentiate our product with industry specific features, focus on the importance of maintaining an easy to use product that has very few issues once the customer is using the product and remain a low cost provider of our services.

EMPLOYEES

At February 29, 2012, the Company had 1 full time employee. Our employee is not represented by a collective bargaining arrangement.

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

PRINCIPAL OFFICES

Our offices are located at 815 John Street, Suite 150, Evansville, Indiana. We have a Lease Agreement which expires on December 2014 for approximately 5,000 square feet at a monthly rental of $2,300. We are responsible, with others, for common area maintenance. We believe that the space is adequate for our current operations and additional space is available, if required, at approximately the same cost and expense.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below. Our business, financial condition, results of operations or cash flows could be materially adversely affected by any of the events or circumstances described in these risks. The valuation for the Company could also decline due to any of these events or circumstances, and you may lose all or part of your investment. This document also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of several factors, including the risks faced by us described below and elsewhere in this Annual Report. In assessing these risks, you should also refer to the other information contained in this Annual Report, including our financial statements and related notes.

RISKS RELATED TO OUR BUSINESS

THE COMPANY HAS A LIMITED OPERATING HISTORY

The Company is in the expansion stage and accordingly, the Company's business is subject to the risks inherent in the transition to a large-scale business. Failure by the Company to develop the ability to consistently provide high quality products and services to its clients would have a material adverse effect on the Company's business, operating results and financial condition. To address these risks, the Company must, among other things, respond to competitive developments, attract and motivate qualified personnel, develop market acceptance for its products, establish effective distribution channels, effectively manage growth and continue to improve its proprietary technologies and successfully commercialize products incorporating such technologies. In addition, the Company's limited operating history makes forecasting difficult.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS ISSUED AN UNQUALIFIED OPINION WITH AN EXPLANATORY PARAGRAPH TO THE EFFECT THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent registered public accounting firm has issued an unqualified opinion with an explanatory paragraph to the effect that there is substantial doubt about our ability to continue as a going concern. This unqualified opinion with an explanatory paragraph could have a material adverse effect on our business, financial condition, results of operations and cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Footnotes to our financial statements for the fiscal year ended February 29, 2012, included elsewhere in this filing.

We have no committed sources of capital and do not know whether additional financing will be available when needed on terms that are acceptable, if at all. This going concern statement from our independent registered public accounting firm may discourage some investors from purchasing our stock or providing alternative capital financing. The failure to satisfy our capital requirements will adversely affect our business, financial condition, results of operations and prospects.

Unless we raise additional funds, either through the sale of our securities or one or more collaborative arrangements, we will not have sufficient funds to continue operations. Even if we take these actions, they may be insufficient, particularly if our costs are higher than projected or unforeseen expenses arise.

THE SUCCESS OF OUR BUSINESS DEPENDS ON CONTINUED GROWTH OF THE INTERNET AS A BUSINESS TOOL FOR SMALL AND MEDIUM-SIZED BUSINESSES.

Expansion in the sales of our web services and products will depend on the continued acceptance of the Internet as a communications and commerce platform for small and medium-sized businesses. The use of the Internet as a business tool could be adversely affected by delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. The performance of the Internet and its acceptance as a business tool have been harmed in the past by viruses, worms, and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If for any reason the Internet does not remain a widespread communications medium and commercial platform or businesses do not continue to become Internet enabled and maintain an online presence, the demand for our services and products would be significantly reduced, thereby significantly affecting our sales and the success of our business.

IF ECONOMIC OR OTHER FACTORS NEGATIVELY AFFECT THE SMALL AND MEDIUM-SIZED BUSINESS SECTORS, OUR CUSTOMERS MAY BECOME UNWILLING OR UNABLE TO PURCHASE OUR WEB SERVICES AND PRODUCTS, WHICH MAY CAUSE OUR REVENUE TO DECLINE AND IMPAIR OUR ABILITY TO OPERATE PROFITABLY.

Our existing and target customers are small and medium-sized businesses. These businesses are more likely to be significantly affected by economic downturns than larger, more established businesses. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our Web services and products. If small and medium-sized businesses experience economic hardship, they may be unwilling or unable to expend resources to develop their Internet presences, which would negatively affect the overall demand for our services and products and could cause our revenue to decline.

OUR OPERATING RESULTS ARE DIFFICULT TO PREDICT AND FLUCTUATIONS IN OUR PERFORMANCE MAY RESULT IN VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK.

Due to our limited operating history, our evolving business model, and the unpredictability of our emerging industry, our operating results are difficult to predict. We expect to experience fluctuations in our operating and financial results due to a number of factors, such as:

     our ability to retain and increase sales to existing customers, attract new customers, and satisfy our customers' requirements;

     the renewal rates for our services;

     changes in our pricing policies;

     the introduction of new services and products by us or our competitors;

     our ability to hire, train and retain members of our sales force;

     the rate of expansion and effectiveness of our sales force;

     technical difficulties or interruptions in our services;

     general economic conditions;

     additional investment in our services or operations; and

     our success in maintaining and adding strategic marketing relationships.

WE  FACE  INTENSE  AND  GROWING  COMPETITION.   IF  WE  ARE  UNABLE  TO  COMPETE
SUCCESSFULLY, OUR BUSINESS WILL BE SERIOUSLY HARMED.

The market for our web services and products is competitive and has relatively low barriers to entry. Our competitors vary in size and in the variety of services they offer. We encounter competition from a wide variety of company types, including:

     web site design and development service and software companies;

     Internet service providers and application service providers;

     Internet search engine providers;

     Local business directory providers; and

     web site domain name providers and hosting companies.

In addition, due to relatively low barriers to entry in our industry, we expect the intensity of competition to increase in the future from other established and emerging companies. Increased competition may result in price reductions, reduced gross margins, and loss of market share, any one of which could seriously harm our business. We also expect that competition will increase as a result of industry consolidations and formations of alliances among industry participants.

Moreover, many of our current competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition and, we believe, a larger installed base of customers. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may be able to devote greater resources to the promotion and sale of their services and products than we can. If we fail to compete successfully against current or future competitors, our revenue could increase less than anticipated, or even decline, and our business could be significantly harmed.

OUR FAILURE TO ESTABLISH BRAND AWARENESS TO EITHER AMWEST OR INSTANT WEBSITE TECHNOLOGY, INC., WITHIN A SHORT PERIOD OF TIME COULD COMPROMISE OUR ABILITY TO COMPETE AND TO GROW OUR BUSINESS.

As a result of the anticipated increase in competition in our market, and the likelihood that some of this competition will come from companies with established brands, we believe brand name recognition and reputation will become increasingly important. Our planned strategy which includes relying significantly on third-party strategic marketing relationships to find new customers may impede our ability to build brand awareness, as our customers may mistakenly believe our web services and products will be those of the parties with which we have strategic marketing relationships. If we do not continue to build brand awareness, we could be placed at a competitive disadvantage to companies whose brands are more recognizable than ours.

IF WE CANNOT ADAPT TO TECHNOLOGICAL ADVANCES OUR SERVICES AND PRODUCTS MAY BECOME OBSOLETE AND OUR ABILITY TO COMPETE WOULD BE IMPAIRED.

Changes in our industry occur very rapidly, including changes in the way the Internet operates or is used by small and medium-sized businesses and their customers. As a result, our web services and products could become obsolete within a short time period. The introduction of competing products employing new technologies and the evolution of new industry standards could render our existing products or services obsolete and unmarketable. To be successful, our web services and products must keep pace with technological developments and evolving industry standards, address the ever-changing and increasingly sophisticated needs of our customers, and achieve market acceptance. If we are unable to develop new web services or products, or enhancements to our web services or products, on a timely and cost-effective basis, or if new web services or products or enhancements do not achieve market acceptance, our business would be seriously harmed.

PROVIDING WEB SERVICES AND PRODUCTS TO SMALL AND MEDIUM-SIZED BUSINESSES DESIGNED TO ALLOW THEM TO INTERNET-ENABLE THEIR BUSINESSES IS A NEW AND EMERGING MARKET; IF THIS MARKET FAILS TO DEVELOP, WE WILL NOT BE ABLE TO GROW OUR BUSINESS.

Our success depends on a significant number of small and medium-sized business outsourcing web site design, hosting, and management as well as adopting other online business solutions. The market for our web services and products is relatively new and untested. Custom web site development has been the predominant method of Internet enablement, and small and medium-sized businesses may be slow to adopt our template-based web services and products. Further, if small or medium-sized businesses determine that having an Internet presence is not giving their businesses an advantage, they would be less likely to purchase our web services and products. If the market for our web services and products fails to grow or grows more slowly than we currently anticipate, or if our web services and products fail to achieve widespread customer acceptance, our business would be seriously harmed.

WE MAY NEED ADDITIONAL FINANCING TO SUPPORT OUR BUSINESS GROWTH, IF WE DO NOT OBTAIN THIS FINANCING, OUR GROWTH MAY BE IMPAIRED.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services and products or enhance our existing web services, enhance our operating infrastructure and acquire complementary businesses and technologies.

In order to expand our business operations, we anticipate that we may have to raise additional funding. If we are not able to raise the capital necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan. We do not currently have any arrangements for other financing.

IF WE ARE UNABLE TO OBTAIN KEY PERSONAL OR RETAIN JASON GERTEISEN, THIS MAY COMPROMISE OUR ABILITY TO SUCCESSFULLY MANAGE OUR BUSINESS AND PURSUE OUR GROWTH STRATEGY.

We depend on the services of our sole director and officer, Jason Gerteisen, for the future success of our business. The loss of his services could have an adverse effect on our business, financial condition and results of operations. We do not carry any key personnel life insurance policies on Jason Gerteisen and we do not have a contract for his services.

OUR SOLE OFFICER AND DIRECTOR OWNS CONTROLLING INTEREST IN OUR OUTSTANDING SHARES OF STOCK AND THEREFORE HAS CONTROL OVER ALL OF OUR CORPORATE DECISIONS. HE MAY MAKE BUSINESS DECISIONS THAT ARE DISADVANTAGEOUS TO OUR MINORITY SHAREHOLDERS.

Jason Gerteisen has a controlling interest in our shares of common stock. Accordingly, he will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, as well as the power to prevent or cause a change in control. The interests of Jason Gerteisen may differ from the interests of the other investors and may result in corporate decisions that are disadvantageous to other shareholders.

GOVERNMENT  REGULATION  INVOLVING  THE  TRANSMISSION  OF  INFORMATION  OVER  THE
INTERNET IS EVOLVING AND WE MAY FACE LIABILITY IN CONNECTION WITH THE INFORMATION THAT WE USE OR TRANSMIT USING OUR SERVICES AND PRODUCTS.

The legal framework that applies to the Internet is continually evolving. Laws relating to the Internet have been, and likely will continue to be, enacted that address issues of privacy, security, pricing, taxation, quality and substance of services and products, and other issues. Because our web services and products allow customers to transmit information over the Internet on their own web sites, and because we develop many of these web sites, we may be found to be liable for any improper information that our customers transmit. We may face liability for defamation, negligence, copyright, patent or trademark infringement, and other claims based on the nature and content of the materials being transmitted by our web services. Although we retain discretion to cancel the web services being provided to customers if we learn such content is being transmitted, there can be no guarantee that our customers will refrain from such transmission or that we will not be deemed responsible for the content being transmitted or hosted using our web services or products. Government regulations also could affect the cost of communicating on the Internet and could negatively affect the demand for our web services and products, and our business could thereby be harmed.

WE WERE A "SHELL COMPANY" AND WE WERE REQUIRED TO PROVIDE CERTAIN INFORMATION TO THE PUBLIC PURSUANT TO THE EXCHANGE ACT. WE ARE RESPONSIBLE FOR THE ADEQUACY AND ACCURACY OF ALL OF OUR DISCLOSURES.

The Securities and Exchange Commission adopted Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. At the time that we acquired Instant Website Technology, Inc., we were a shell company. The rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the rules do not prevent us from registering securities pursuant to registration statements. Additionally, the rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company.

The Securities and Exchange Commission adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult. See discussion in Risk Factors titled Shareholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144, due to our status as a "shell company."

SHAREHOLDERS WHO HOLD UNREGISTERED SHARES OF OUR COMMON STOCK ARE SUBJECT TO RESALE RESTRICTIONS PURSUANT TO RULE 144, DUE TO OUR PRIOR STATUS AS A "SHELL COMPANY."

Pursuant to Rule 144 of the Securities Act, we were a "shell company." As such, sales of our unregistered securities pursuant to Rule 144 are not able to be made until (1) we have ceased to be a "shell company; (2) we are subject to
Section 13 or 15(d) of the Exchange Act and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date "Form 10 information" has been filed with the Commission reflecting the company's status as a non-"shell company." Because none of our non-registered securities can be sold pursuant to Rule 144, until at least one year after we cease to be a "shell company," any non-registered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the SEC and/or until a year after we cease to be a "shell company" and have complied with the other requirements of Rule 144, as described above. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Securities and Exchange Commission, which could cause us to expend additional resources in the future.

JASON GERTEISEN HAS NO EXPERIENCE RELATED TO PUBLIC COMPANY MANAGEMENT. AS A RESULT, WE MAY BE UNABLE TO MANAGE OUR PUBLIC REPORTING REQUIREMENTS.

Our operations depend entirely on the efforts of our sole officer and director. While he has expertise with which we will rely upon to grow and manage our business operations, he has no experience related to public company management or as a principal accounting officer. Because of this, we may be unable to develop and manage our public reporting requirements. There is no assurance that we will overcome these obstacles.

YOU WILL NOT RECEIVE DIVIDEND INCOME FROM AN INVESTMENT IN THE SHARES AND AS A RESULT, THE PURCHASE OF THE SHARES SHOULD ONLY BE MADE BY AN INVESTOR WHO DOES NOT EXPECT A DIVIDEND RETURN ON THE INVESTMENT.

We have never declared or paid a cash dividend on our shares nor will we in the foreseeable future. We currently intend to retain future earnings, if any, to finance the operation and expansion of our business. Accordingly, investors who anticipate the need for immediate income from their investments by way of cash dividends should refrain from purchasing any of our securities. As we do not intend to declare dividends in the future, you may never see a return on your investment and you indeed may lose your entire investment.

OUR SHARES OF COMMON STOCK ARE DEEMED TO BE "PENNY STOCKS" WITH A POTENTIAL LIMITED TRADING MARKET.

Our shares of common stock will, in all likelihood, be subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or companies which have tangible net worth of less than
$5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than" established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote and other information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the "Pink Sheets" and/or in the Over-the-Counter Bulletin Board System, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

FUTURE SALES OF RESTRICTED SHARES COULD DECREASE THE PRICE A WILLING BUYER WOULD PAY FOR SHARES OF OUR COMMON STOCK, COULD CAUSE OUR PRICE TO DECLINE AND COULD IMPAIR OUR ABILITY TO RAISE CAPITAL.

Future sales of common stock by Jason Gerteisen or other unregistered shares of stock under exemptions from registration or through a subsequent registered offering could materially adversely affect the market price of our common stock and could materially impair our future ability to raise capital through an offering of equity securities. We are unable to predict the effect, if any, that market sales of these shares, or the availability of these shares for future sale, will have on the prevailing market price of our common stock at any given time.

WE WILL INCUR PROFESSIONAL FEES IN CONNECTION WITH BEING A REPORTING COMPANY UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

The Company is subject to the reporting requirements of the Exchange Act and as such, we are required to file Form 10-Ks, Form 10-Qs and Form 8-Ks and other reports with the SEC. We will incur professional fees (i.e., attorney, auditors and filing agents) in connection with the preparation and filing of such reports and we currently anticipate such costs to range from $30,000 to $50,000 per year. If we are unable to file such reports, we will be delinquent in our filings which could adversely affect the marketability of our shares of common interest.

THE COMPANY IS IN A HIGHLY COMPETITIVE INDUSTRY

Competition in the market for providing e-commerce software and other software applications is intense. The Company's software products face competition from many larger, more established companies. In addition, other companies could seek to introduce competing products or services and increased competition could result in a decrease in the price charged by the Company's competitors for their products and services or reduce demand for the Company's products and services, which would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully with its existing or potential competitors, which may have substantially greater financial, technical, and marketing resources, longer operating histories, greater name recognition or more established relationships in the industry than the Company. If any of these competitors provide competitive software products and services to the marketplace in the future, the Company cannot be sure that it will have the resources or expertise to compete successfully.

THE COMPANY WILL NEED FURTHER PRODUCT DEVELOPMENT

Although the Company currently has certain software products, additional ongoing development is necessary to continue to enhance the quality, efficiency and reliability of the Company's software product offerings, in addition to the development of new products. If the Company were unable to continue to develop and install market leading software products, then the Company's business, operating results and financial condition would be materially adversely affected.

THE GROWTH OF THE MARKET FOR OUR SERVICES DEPENDS ON THE DEVELOPMENT AND MAINTENANCE OF THE INTERNET INFRASTRUCTURE.

Our business is based on delivering services over the Internet, and the success of our business therefore depends on the development and maintenance of a sound Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products such as high-speed modems, for providing reliable Internet access and services. Our ability to increase the speed and scope of our services is limited by, and depends upon, the speed and reliability of both the Internet and our network infrastructure.

INTERNET-RELATED STOCK PRICES ARE ESPECIALLY VOLATILE AND THIS VOLATILITY MAY DEPRESS OUR STOCK PRICE OR CAUSE IT TO FLUCTUATE SIGNIFICANTLY.

The stock market, and the trading prices of Internet-related companies in particular, have been notably volatile. This volatility is likely to continue in the short-term and is not necessarily related to the operating performance of affected companies. This broad market and industry volatility could significantly reduce the price of our common stock at any time, without regard to our operating performance.

THE COMPANY HAS LOSSES FROM OPERATIONS; NO ASSURANCES OF PROFITABILITY

Amwest Imaging Technology Incorporated had losses before tax benefit of approximately $306,000 for the fiscal year ended February 29, 2012, and losses before tax benefit of approximately $29,000 for the fiscal year ended February 28, 2011, and there can be no assurance that the Company will not incur additional losses in the future. The Company's operating expenses have increased as the business has grown and can be expected to increase significantly because of expansion efforts. There is no assurance that the Company will be able to generate sufficient revenue to meet its operating expenditures or to operate profitably.

SUBSTANTIAL ALTERATION OF THE COMPANY'S CURRENT BUSINESS AND REVENUE MODEL

The Company's present business and revenue model represents the current view of the optimal business and revenue structure, which is to derive revenues and achieve profitability in the shortest period. There can be no assurance that current models will not be altered significantly or replaced with an alternative model that is driven by motivations other than near-term revenues and/or profitability (for example, building market share before the Company's competitors). Any such alteration or replacement of the business and revenue model may ultimately result in the deferring of certain revenues in favor of potentially establishing larger market share. The Company cannot assure that any adjustment or change in the business and revenue model will prove to be successful.

THE COMPANY MAY NOT BE ABLE TO MANAGE GROWTH AND INTERNAL EXPANSION

The Company has not yet undergone the significant managerial and internal expansion that the Company expects will occur, and the Company's inability to manage growth could hurt the results of operations. Expansion of operations will be required to address anticipated growth of the Company's customer base and market opportunities. Expansion will place a significant strain on the Company's management, operational and financial resources. Currently, the Company has a limited number of employees. The Company will need to improve existing procedures and controls as well as implement new transaction processing, operational and financial systems, procedures and controls to expand, train and manage the Company's employee base. The Company's failure to manage growth effectively could have a damaging effect on the Company's business, results of operations and financial condition.

THE COMPANY DEPENDS ON KEY MANAGEMENT; LOSS OF KEY MANAGEMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OPERATIONS

The Company's success depends in part upon retaining the services of certain executive officers, software developers and other key employees. In addition, because of the Company's rapid pace of growth, the Company is also dependent on its ability to recruit, retain and motivate personnel with technical, marketing, sales and managerial skills. If the Company loses key personnel or is unable to recruit qualified personnel, the ability to manage the day-to-day aspects of the business will be weakened. The Company's operations and prospects depend in large part on the performance of the senior management team. The loss of the services of one or more members of the senior management team could have a material adverse effect on the business, financial condition and results of operation. Because the senior management team has exceptional experience with the Company and in the industry, it would be difficult to replace them without adversely effecting the Company's business operations.

THE COMPANY'S ABILITY TO COMPETE AND PURSUE STRATEGIC ALTERNATIVES COULD BE JEOPARDIZED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS

We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our products, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete and pursue strategic alternatives effectively could be harmed. Litigation may be necessary to enforce our intellectual property rights. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse affect on our business, operating results and financial condition.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. In the course of our business, we may receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies in our products.

Any parties asserting that our products infringe upon their proprietary rights would require us to defend ourselves, and possibly our customers, manufacturers or suppliers against the alleged infringement. Regardless of their merit, these claims could result in costly litigation and subject us to the risk of significant liability for damages. Such claims would likely be time consuming and expensive to resolve, would divert management time and attention and would put us at risk to:

     * Stop selling, incorporating or using our products that incorporate the challenged intellectual property;
     * Obtain from the owner of the intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;
     *    Redesign those products that use such technology; or
     *    Accept a return of products that use such technologies.

If we are forced to take any of the foregoing actions, our business may be seriously harmed.

In addition, we license public domain software and proprietary technology from third parties for use in our existing products, as well as new product development and enhancements. We cannot be assured that such licenses will be available to us on commercially reasonable terms in the future, if at all. The inability to maintain or obtain any such license required for our current or future products and enhancements could require us to substitute technology of lower quality or performance standards or at greater cost, either of which could adversely impact the competitiveness of our products.

THE COMPANY MAY NEED SUBSTANTIAL, ADDITIONAL FINANCING

There is no guarantee that the Company will be able to obtain financing required to continue to expand the business or that the present funding sources will continue to extend terms under which the Company can operate efficiently. If the Company is unable to secure financing under favorable terms, the Company may be adversely affected. There is no assurance that the Company will continue to be able to maintain financing on acceptable terms.

The Company's continued viability depends on the Company's ability to raise capital. Changes in economic, regulatory or competitive conditions may lead to cost increases. Management may also determine that it is in the Company's best interest to expand more rapidly than currently intended, to expand marketing activities, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies. In any such case or other change of circumstance, additional financing will be necessary. If additional financing is required, there can be no assurances that the Company will be able to obtain such additional financing on terms acceptable to us and at times required by us, if at all. In such event, the Company may be required to materially alter the Company's business plan or curtail all or a part of the Company's expansion plans.

VOLATILITY OF THE MARKET PRICE OF THE COMPANY'S STOCK

The market price of the Company's common stock may be volatile, which could cause the value of your investment to decline. Any of the following factors could affect the market price of our common stock:

     *    Changes in earnings estimates and outlook by financial analysts;
     * Our failure to meet financial analysts' and investors' performance expectations;
     * Changes in market valuations of other transportation and logistics companies; or
     *    General market and economic conditions.

In addition, many of the risks described elsewhere in this "Risk Factors" section could adversely affect the stock price. The stock markets have experienced price and volume volatility that have affected many companies' stock prices. Stock prices for many companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These types of fluctuations may affect the market price of our common stock.

FAILURE TO ACHIEVE AND MAINTAIN  EFFECTIVE  INTERNAL CONTROLS IN ACCORDANCE WITH
SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS. IN ADDITION, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR STOCK PRICE.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time; we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We cannot provide assurance as to the result of these efforts. We cannot be certain that any measures we take will ensure that we implement and maintain adequate internal controls in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations

IF WE FAIL TO  SUCCESSFULLY  ADDRESS  THE  CHALLENGES,  RISKS AND  UNCERTAINTIES
ASSOCIATED WITH OPERATING AS A PUBLIC COMPANY, OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION WOULD BE MATERIALLY HARMED.

We have and will continue to incur a significant increase in costs as a result of operating as a public company, and our management has and will be required to devote substantial time to new compliance initiatives. Until recently we had never operated as a public company. In preparation for and since reporting as a public company, we have and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a non-reporting company. In addition, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the Securities and Exchange Commission (the "SEC") and various stock exchanges, has imposed many new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel have and will continue to devote a substantial amount of time to these new compliance procedures.

As a public  company,  we are now subject to the reporting  requirements  of the
Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act and the rules promulgated by the SEC, in response to the Sarbanes-Oxley Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting.

If we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our Board of Directors. Additionally, we have found these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. We have, and may be required once again, to accept reduced policy limits and/or coverage or incur substantially higher costs to obtain the same or similar coverage.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Staff of the Securities and Exchange Commission has reviewed our Amendment No. 2 to our Form 8-K initially filed September 7, 2011, filed January 27, 2012 and our Form 10-Q for the Quarterly Period ended November 30, 2011, filed January 17, 2012 and certain of our press releases and the Staff has issued certain comments. In response to these comments, we may be required to further amend each of these reports and file additional reports to include certain disclosures on an additional Form 8-K. Certain of the responses to the comments may be addressed in this Form 10-K. In the event that we determine that certain of the comments do not apply to the disclosed facts and circumstance or if we determine that an amendment is not appropriate, we will appropriately advise the Staff of the Securities and Exchange Commission. Until we respond and until the Staff has reviewed our responses and amendments, or either, we are deemed to have unresolved Securities and Exchange Commission Staff comments.

ITEM 2. PROPERTIES

The Company does not own any property at the present time and has no agreements to acquire any property. Our executive offices are located at 815 John Street Suite 150, Evansville, IN 47113. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any pending legal proceedings. In the ordinary course of business, we may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters.

From time to time, claims are made against us in the ordinary course of our business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods.

ITEM 4. MINE SAFETY DISCLOSURES

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was traded from November 7, 2011, to present on the Over-the-Counter Bulletin Board under the trading symbol "AMWI." The following table sets forth the range of reported high and low sales prices of our common stock during the periods indicated. Such quotations reflect prices between dealers in securities and do not include any retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Trading in our common stock should not be deemed to constitute an "established trading market."

                                                    High           Low
                                                    ----           ---
     For the year ending February 29, 2012:
     First Quarter                                 $ 0.00         $ 0.00
     Second Quarter                                $ 0.00         $ 0.00
     Third Quarter                                 $ 2.05         $ 0.07
     Fourth Quarter                                $ 1.39         $ 0.04

TRANSFER AGENT

Our transfer agent is Pacific Stock Transfer Company located at 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119, and telephone number (702) 361-3033.

HOLDERS

As of February 29, 2012 there were 92 shareholders of record of our common stock.

DIVIDEND POLICY

We have not declared or paid any dividends and do not intend to pay any dividends in the foreseeable future to the holders of our common stock. We intend to retain future earnings, if any, for use in the operation and expansion of our business. Any future decision to pay dividends on common stock will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors our board of directors may deem relevant.

STAND-ALONE GRANTS

Our board of directors may grant common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of our Plans. The terms of these grants may be individually negotiated.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of our common stock for cash during the year ended February 29, 2012

RECENT REPURCHASES OF COMMON STOCK

There were no repurchases of our common stock during the year ended February 29, 2012.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act 1934, as amended, and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those which are not within our control.

OVERVIEW

Amwest Imaging Incorporated ("AMWI" or the "Company") is a technology company whose primary business is providing relationship-building tools and processes that help any business cultivate profitable relationships with customers, all through web based solutions. Our Company is always working on new internet based technology. Our current portfolio consists of My Restaurant Web, (www.myrestaurantweb.com), Lok Drop (www.LokDrop.com), Zip Clik (www.ZipClik.com)

The Company derives its revenue by charging basic monthly fees for the use of these website tools and services, which all three of these technologies are currently creating revenue for the Company. The Company's goal is to provide high end turnkey solutions to both businesses and private users of the internet.

MY RESTAURANT WEB

This web based solution specifically addresses the needs of restaurants that desire a website with a strong emphasis of marketing and attracting new customers. The primary component of this web based solution, an on-demand fold out turn-key website for immediate use. The websites designed are highly advanced, niche creations that exceed the needs of small businesses in the target markets. Following the website creation, design, and listing online, the client can utilize additional online tools to develop a marketing plan for its customer base implementing SMS technology ("texting") and email marketing which is a must-have in today's social networking environment.

We expect to expand the technology in the coming months to service several other industries.

LOK DROP

Lok Drop Online Storage provides a secure digital safe deposit box enabling entities to access, store, share and backup digital information in a secure, private and encrypted location. It can be used to access and share critical data from anywhere in the world.

ZIP CLIK

Zip Clik  provides  Encryption  Software  for Skype & Other Voice Over  Internet
Protocol (VOIP) Software. Zip Clik software works by providing our own encryption at the time you start your VOIP conversation on any service. The encrypted version is then sent to the individual you are talking to, and then our software decrypts it back into voice as they receive it. This entire process is done instantly without any delay. More importantly is the fact that Skype works with the courts to decrypt any conversation they deem necessary which means the encryption does not protect your privacy and conversations.

RESULTS OF OPERATIONS

REVENUES

Our primary source of revenue was derived from our offering of website marketing, on a monthly subscription basis or offering on-line data storage. The Company derives its revenue by charging a basic monthly fee for anyone wanting to build, develop and maintain a website or wanting to store data on-line.

Following the website creation, design, and listing online, the client can utilize additional online tools to develop a marketing plan for its customer base implementing SMS technology ("texting") and email marketing which is a must-have in today's social networking environment. We charge our customers on a monthly service program. Our program is designed to help our customers marketing efforts through website technology developed. We do not pre-bill our customers on annual or other basis, instead we bill on monthly basis, through credit card or direct payments, for the purpose of limiting our liabilities. We have considered annual payment programs to help cash flows; however that policy has not been instituted.

For the year ended February 29, 2012 and February 28, 2011 the revenue was approximately $970 and $0, respectively. The Company has just started operations and is now actively marketing its products. The Company expects revenues to significantly increase in the future.

COST OF SALES

Costs of sales, which consist primarily of labor, license amortization, software amortization and technology, increased by approximately $29,959, or 100%, to approximately $29,959 for the year ended February 29, 2012, as compared to no cost of sales for the year ended February 28, 2011. As operations only started in November of 2011, the expense is primarily the amortization of the license agreement with Bion.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were approximately $317,839 for the year ended February 29, 2012, compared to $29,230 for the year ended February 28, 2011, an increase of $347,069. The prior year expenses were primarily start up costs to form the corporation and the expenses for the year ended February 29, 2012 are primarily related to the start up of operations.

NET LOSS

Net loss for the year ended February 29, 2012 increased by $276,817 to $306,047from $29,230 for the year ended February 28, 2011. The increase in net loss is primarily due to the increases in general and administrative expenses and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations primarily through sales of its online products and services, sales of its common stock, the issuance of convertible promissory notes, unsecured promissory notes and license agreements.

Our historical revenues have not been sufficient to sustain our operations. We have not achieved profitability since inception and we expect to continue to incur net losses and negative cash flow from operations until we can produce sufficient revenues to cover our costs, which are not expected for several years. Our profitability will require the successful commercialization of our online products and services and any future software or services we develop. No assurances can be given when this will occur.

The Asher note payable was issued in January of 2012 and is a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of October 19, 2012. The conversion option price associated with the note has a 45 percent discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a fifteen day period prior to conversion. The note is convertible at any time after 180 days.

The Advanced Capital management note payable was issued in December of 2011 for $45,000. The note pays no interest unless in default, and principal is due on the maturity date of December 6, 2012.

The Shareholder note payable was issued in December of 2012 for $25,000. The note pays interest at 1% per annum, and principal and accrued interest is due on the maturity date of December 15 19, 2012.

Shareholder advances are considered payable on demand and are non-interest bearing. The Company owed $10,000 to a shareholder as of February 29, 2012, respectively. No interest has been accrued or imputed on these debts, as management believes that interest expense would be immaterial.

Any future financing may result in substantial dilution to existing shareholders, and future debt financing, if available, may include restrictive covenants or may require us to grant a lender a security interest in any of our assets not already subject to an existing security interest. To the extent that we attempt to raise additional funds through third party collaborations and/or licensing arrangements, we may be required to relinquish some rights to our technologies or products currently in various stages of development, or grant licenses or other rights on terms that are not favorable to us. Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned product development initiatives and commercialization efforts, will have material adverse consequences on our financial condition, results of operations and cash flows.

We will be dependent upon our existing cash of $34,728 at February 29, 2012, product sales and additional debt and equity issuances to finance our operations through the next 12 months. We must raise additional capital in the amount of approximately $500,000 net of expenses, during the next twelve months in order to fund our working capital requirements in accordance with our existing plans through 2013. If we are unable to raise these funds, we may be required to delay our development plans, and curtail our expenditures.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended February 29, 2012, the Company incurred a net loss of $306,047. As of February 29, 2012, the Company has an accumulated deficit of $335,277. The Company used $105,339 and $28,933 of cash from operations during 2012 and 2011, respectively, which was funded by proceeds from issuance of debt and stock. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern.

The Company's ability to continue as a going concern is highly dependent on our ability to obtain additional sources of cash flow sufficient to fund our working capital requirements. However, there can be no assurance that the Company will be successful in its efforts to secure such cash flow. Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned product development initiatives and commercialization efforts, will have material adverse consequences on our financial condition, results of operations and cash flows.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

STATEMENTS OF CASH FLOWS

Cash and cash equivalents as of February 29, 2012 was approximately $34,728 compared to approximately $20,067as of February 28, 2011. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was approximately $105,339 for the year ended February 29, 2012 compared to approximately $28,933 for the same period in 2011.

Net cash provided by financing activities was approximately $120,000 for the year ended February 29, 2012 compared to approximately $49,000 for the same period in 2011. During the year ended February 29, 2012, we received net proceeds of $120,000 from the issuance of debt.

ECONOMY AND INFLATION

We have not experienced any significant cancellation of orders due to the downturn in the economy and only a small number of customer requested delays in delivery or production of orders in process.

Our management believes that inflation has not had a material effect on our results of operations

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the accompanying financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the accompanying financial statements and the accompanying notes. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates. Management has discussed the selection of critical accounting policies and estimates with our Board of Directors, and the Board of Directors has reviewed our disclosure relating to critical accounting policies and estimates in this annual report on Form 10-K. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

THE SIGNIFICANT ACCOUNTING POLICIES FOLLOWED ARE:

SOFTWARE DEVELOPMENT COSTS AND CAPITAL TECHNOLOGY

The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. The Company has capitalized the cost of the technology license purchased from an unrelated third party. At the time of purchase the technology was available to be marketed. As such additional costs to customize, modify and betterment to the existing product was charged to expense as it was incurred Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over five years. Amortization is computed on a straight line basis. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at February 29, 2012 or February 28, 2011.

Expenditures for software development costs incurred and expensed for the years ended February 29, 2012 and February 28, 2011 was approximately $15,000 and none respectively.

REVENUE RECOGNITION

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

Consideration for future services are made by customers in advance of those services being provided. All accounts are currently on a month to month service, therefore revenue is recognized ratably over the period that the services are subscribed, the current month. The Company does not offer annual or other term agreements; therefore there is no unearned portion or deferral of revenue. Services are billed in advance of the period those services are provided.

The Company has not issued guarantees or other warrantees on the advertising subscription success or results. The Company has not experienced any refund requests or committed to any adjustments for terminated subscriptions. The Company does not believe that there is any required liability.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

Long-lived and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. There have been no significant impairments of long-lived and intangible assets during the two-year period ended February 29, 2012.

TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

As of February 29, 2012, the Company had no unrecognized tax benefits or related interest and penalties. We will include future interest and penalties associated with any unrecognized benefits within provision for income taxes on the Statements of Operations, if applicable. We do not anticipate any unrecognized benefits in the next 12 months that would result in a material change to our financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see "Note 3: Significant Accounting Policies: Recent Accounting Standards" in Part II, Item 8 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the related notes begin on Page F-1, which are included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President and our Chief Accounting Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management conducted its evaluation based on the framework in INTERNAL CONTROL OVER FINANCIAL REPORTING GUIDANCE FOR SMALLER PUBLIC COMPANIES issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, the President and Chief Accounting Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's President and Chief Accounting Officer does not relate to reporting periods after February 29, 2012.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our President and Chief Accounting Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on their evaluation as of the end of the period covered by this report, management concluded that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
The Chief Accounting Officer has determined that material weaknesses exist during the year ended February 29, 2012, due to the lack of an independent Audit Committee, financial disclosure controls, as well as a lack of segregation of duties, i.e. all of the accounting tasks are performed by a single individual. Currently, the Company's President reviews all transactions. Until the Company raises additional capital, it cannot remediate these weaknesses.

We determined that our disclosure controls and procedures were ineffective at February 29, 2012 and that we had material weaknesses in the design of our internal control over financial reporting as of such date. We believe that we have started the process of remediating the material weakness in our financial reporting through the contracting with consultants to provide such services.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10- K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company's internal control over financial reporting occurred during the year ended February 29, 2012, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all of our directors and executive officers as of the date of this Annual Report. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

          Name                Age             Position
          ----                ---             --------
     Jason Gerteisen          29        President, Director
     Patrick Kadlec           67        Treasurer, Director

DIRECTORS AND EXECUTIVE OFFICERS

The following are the Company's directors and executive officers:

Mr. Jason R. Gerteisen has been the President and Secretary of Amwest Imaging Incorporated since August 29, 2011. Mr. Gerteisen served as Treasurer of Amwest Imaging Incorporated from August 29, 2011 to December 12, 2011. Mr. Gerteisen is a successful leader in sales and management, with a focus on technology and web-based businesses. He served as Campaign Manager for Jim Tomes for Senate in Indiana, where he designed and ran a campaign that resulted in a huge win for the republican candidate of a seat that had been held by democrats for over 15 years. He served as Chief Executive Officer of his own tech company, Mr. Gerteisen has guided the way for others in his industry utilizing social marketing tools, web design, and internet marketing to help create a global network of clients and business builders. While studying Global Business Management at the University of Phoenix, he managed many quality and successful projects as a Project Manager of companies in the construction industry. He serves as a Director of Amwest Imaging Incorporated.

Mr. Patrick Kadlec, of Mora, Minnesota had been a successful business consultant since 1982, specializing in business startups and re-organizations. Mr. Kadlec is a graduate of the University of Minnesota where he earned a Bachelors Degree in Psychology, and also earned a Master Degree in Administration and Management from the College of St. Thomas in St. Paul, MN. Mr. Kadlec is also a Vietnam Veteran.

NON-EMPLOYEE DIRECTORS

The Board members serve for the latter of a period of one year or until the next annual meeting of Company's shareholders.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our directors or executive officers has been, during the past ten years:

(i) involved in any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

(ii) convicted of any criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

(iii) subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities, futures, commodities or banking activities;

(iv) found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated

(v) found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reverse, suspended, or vacated;

(vii) subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, related to an alleged violation of securities or commodities law or regulation; any law or regulation respecting financial institutions or insurance companies; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(viii) the subject of, or a party to, any sanction or order, not subsequently reversed, suspending or vacated, of any self-regulatory any registered entity of the Commodity Exchange Act or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

DIRECTOR INDEPENDENCE

We have determined that our board of directors currently has one member who qualify as "independent" as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and as that term is defined under NASDAQ Rule
4200(a)(15). The independent director is Patrick Kadlec. On the basis of information solicited from each director, Patrick Kadlec has no material relationship with us and is independent within the meaning of such rules. In making this determination, the board evaluated responses to a questionnaire completed by each director regarding relationships and possible conflicts of interest between each director, the company and management. In its review of director independence, the board considered all commercial, industrial, banking, consulting, legal, accounting, charitable, and familial relationships any director may have with the company or management.

BOARD MEETINGS AND COMMITTEES; ANNUAL MEETING ATTENDANCE

Although we intend to establish an audit committee and compensation committee, our board of directors has not adopted any committees to the board of directors. Our board of directors held 2 formal meeting during the most recently completed fiscal year. Other proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

At each annual meeting of shareholders, directors will be elected by the holders of common stock to succeed those directors whose terms are expiring. Directors will be elected annually and will serve until successors are duly elected and qualified or until a director's earlier death, resignation or removal. Our bylaws provide that the authorized number of directors may be changed by action of the majority of the board of directors or by a vote of the shareholders of our Company. Vacancies in our board of directors may be filled by a majority vote of the board of directors with such newly appointed director to serve until the next annual meeting of shareholders, unless sooner removed or replaced. We currently do not have a policy regarding the attendance of board members at the annual meeting of shareholders.

CODE OF ETHICS

We have adopted a code of ethics that applies to our officers, directors and employees in accordance with applicable federal securities laws. We have filed a copy of our code of ethics as an exhibit to our Annual Report on Form 10-K as filed on February 29, 2012. This document may be reviewed by accessing our public filings at the SEC's web site at www.sec.gov. In addition, a copy of the code of ethics can be obtained on our website at www.amwestimagining.com. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the SEC. Officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on the reports received and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements of Section 16(a) of the Exchange Act during fiscal 2012.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes the total compensation earned by or paid to our principal executive officer, our principal financial officer and each of our two other executive officers other than our principal executive officer and principal financial officer for the fiscal years ended February 29, 2012 and February 28, 2011. The amounts represented in the "Options Award" column reflect the stock compensation expense recorded pursuant to the ASC Topic 718 and does not necessarily equate to the income that will ultimately be realized by the named executive for such awards.

                           SUMMARY COMPENSATION TABLE

SUMMARY COMPENSATION TABLE

                                                                    Non-Equity     Nonqualified
 Name and                                                           Incentive        Deferred
 Principal                                     Stock     Option        Plan        Compensation    All Other
 Position         Year   Salary($)  Bonus($)  Awards($) Awards($)  Compensation($)  Earnings($)  Compensation($)  Totals($)
 --------         ----   ---------  --------  --------- ---------  ---------------  -----------  ---------------  ---------
Jason Gerteisen,  2012    $15,000              $97,000                                                             $112,000
President and
Director

----------
(1) On September 8, 2011 Mr. Gerteisen was granted 26,000,000 shares of the Company's restricted common stock

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Jason Gerteisen is currently drawing a salary of $2,500 per month and was granted twenty six million (26,000,000) of the Company's common shares during the year ended February 29, 2012.

OUTSTANDING EQUITY AWARDS

There were no outstanding unexercised options, unvested stocks or equity incentive plan awards held by any of our named executive officers and significant employees, as of February 29, 2012.

DIRECTOR COMPENSATION

The following table sets forth the compensation awarded to, earned by or paid to the directors during the fiscal year ended February 29, 2012.

                                                                      Change in
                                                                       Pension
                                                                      Value and
                   Fees                              Non-Equity      Nonqualified
                  Earned                             Incentive         Deferred
                 Paid in      Stock      Option        Plan          Compensation      All Other
    Name         Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----         -------     ---------  ---------  ---------------    -----------    ---------------   --------
Patrick Kadlec     --        $40,000       --           --                --               --          $40,000

----------
(1) Patrick Kadlec was granted one million (1,000,000) shares of the Company's common stock.

We do not have a plan pursuant to which our directors are compensated and directors currently do not receive cash compensation for their services on the Board of Directors although they do receive stock as determined by the full board of directors with each director abstaining from any such vote involving himself or a member of his immediate family.

Our non-employee director is currently compensated with the issuance of stock options, which generally become exercisable upon the date of grant, and which generally expire on the earlier of ten years from the date of grant or up to three years after the date that the optionee ceases to serve as a director. Non-employee directors will be reimbursed for out-of-pocket expenses associated with attending to our business.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of the date hereof as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Exchange Act. Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each shareholder identified in the table possesses sole voting and investment power over all of the shares of common stock shown as beneficially owned by the shareholder.

The address for each of the persons named below is 815 John Street, Suite 150 Evansville, IN 47113, unless otherwise indicated.

Applicable percentage ownership in the following table is based on approximately 532,560,000 shares of common stock outstanding as of June 25, 2012 plus, for each individual, any securities that individual has the right to acquire within 60 days of June 25, 2012. The following table does not reflect any conversion of notes or accrued compensation which may occur within the above-mentioned 60 day period.

                                            Common Stock
                                            Beneficially
                                          Owned Number of
                                             Shares of             Percentage
Name of Beneficial Owner                    Common Stock            of Class
------------------------                    ------------            --------
Greg Deman                                   53,024,400               9.98%
Jason Gerteisen                             138,500,000              26.06%
Phil Kueber                                  29,500,000               5.55%
Patrick Kadlec                                1,000,000                   *
Executives and Directors
 as a group of two (2)                      139,500,000              26.20%

----------
* less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

In support of the Company's efforts and cash requirements, it is relying on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of certain liabilities as they come due. The advances are considered temporary in nature and have not been formalized by a promissory note. Shareholder advances are considered payable on demand and is non-interest bearing. The Company owed $10,000 to a shareholder as of February 29, 2011, respectively. No interest has been accrued or imputed on these debts, as management believes that interest expense would be immaterial.

The majority shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect. The Company is dependent upon the continued support of this member.

The Company does not have employment contracts with its key employees, including the majority shareholder who is the Chief Executive Chief Accounting and Chief Technical Officer.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

EMPLOYMENT AGREEMENTS

None

EXECUTIVE COMPENSATION AGREEMENT

None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate audit fees billed for the years ended February 29, 2012 and 2011 was $2,250 and $7,000, respectively. Audit services include the audits of the financial statements included in the Company's annual reports on Form 10-K and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q.

AUDIT-RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.                                  Exhibit
---                                  -------

3.1 Articles of Incorporation (filed as Exhibit 3.1 to the Form S1 filed with the SEC on June 24, 2010, and incorporated herein by reference)

3.2      By-Laws

10.1     Share Exchange Agreement for Instant Website Technology, Inc. (Filed as
         Exhibit 2.1 to form 8K/A filed with the SEC on January 27, 2012, and incorporated herein by reference)

10.2     Joint Venture Agreement with eMarketing Team Holdings

14.1     Executive Management Code of Ethics

14.2     Company Code of Ethics

31.1 Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101      Interactive Data Files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Amwest Imaging Incorporated


Dated: June 28, 2012                    By: /s/ Jason Gerteisen
                                           -------------------------------------
                                           Jason Gerteisen
                                           Chairman of the Board
                                           President and Director
                                           (Principal Executive Officer)


Dated: June 28, 2012                    By: /s/ Jason Gerteisen
                                           -------------------------------------
                                           Jason Gerteisen
                                           Chief Financial Officer and Treasurer
                                           (Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signatures                             Title                       Date
     ----------                             -----                       ----


/s/ Jason Gerteisen                  Chairman of the Board,        June 28, 2012
-------------------------------      President and Director
Jason Gerteisen


/s/ Patrick Kadlec                   Director and Treasurer        June 28, 2012
-------------------------------
Patrick Kadlec

                           AMWEST IMAGING INCORPORATED

                              FINANCIAL STATEMENTS

               YEARS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

                                    CONTENTS

Report of Independent Registered Public Accounting Firm                    F-2

Financial Statements:

Balance Sheets                                                             F-3

Statements of Operations                                                   F-4

Statements of Stockholders' Deficit                                        F-5

Statements of Cash Flows                                                   F-6

Notes to Financial Statements                                              F-7

[LOGO]                                                            Peter Messineo
                                                     Certified Public Accountant
                                             1982 Otter Way Palm Harbor FL 34685
                                                                peter@pm-cpa.com
                                                  T 727.421.6268  F 727.674.0511
================================================================================


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Amwest Imaging Incorporated:

I have audited the balance sheets of Amwest Imaging Incorporated as of February 28, 2012 and 2011 and the related statement of operations, changes in stockholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement. The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Amwest Imaging Incorporated as of February 28, 2012 and 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated significant revenues from operations and is requiring traditional financing or equity funding to commence its operating plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Further information and management's plans in regard to this uncertainty were also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Peter Messineo, CPA
---------------------------------
Peter Messineo, CPA
Palm Harbor, Florida
June 25, 2012

AMWEST IMAGING INCORPORATED
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                          February 29,         February 28,
                                                                              2012                 2011
                                                                           ----------           ----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $   34,728           $   20,067
  Accounts receivable, net                                                        173                   --
  Prepaid expenses and other current assets                                   365,000                   --
  Loan costs                                                                    2,120                   --
                                                                           ----------           ----------
      Total Current Assets                                                    402,021               20,067
                                                                           ----------           ----------

Software, net of amortization                                                 512,500                   --

OTHER ASSETS:
  Long-term portion of prepaid expenses                                       335,041                   --
                                                                           ----------           ----------
      Total Other Assets                                                      335,041                   --
                                                                           ----------           ----------

      TOTAL ASSETS                                                         $1,249,562           $   20,067
                                                                           ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                         $  100,000           $      297
  Accrued interest                                                                317                   --
  Current portion of notes payable                                             86,467                   --
  Derivative Liability                                                         61,034                   --
                                                                           ----------           ----------
      Total Current Liabilities                                               247,818                  297
                                                                           ----------           ----------
STOCKHOLDERS' EQUITY
  Preferred stock; $0.001 par value; 5,000,000 shares authorized;
   0 shares issued and outstanding                                                 --                   --
  Common stock, $0.001 par value; 595,000,000 shares authorized;
   532,560,000 shares issued and  338,000,000 shares outstanding              532,560              338,000
  Capital in excess of par value                                              804,461             (289,000)
  Accumulated deficit                                                        (335,277)             (29,230)
                                                                           ----------           ----------
                                                                            1,001,744               19,770
                                                                           ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $1,249,562           $   20,067
                                                                           ==========           ==========


   The accompanying notes are an integral part of these financial statements.

AMWEST IMAGING INCORPORATED
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                        For the Year Ended
                                                               -----------------------------------
                                                               February 29,           February 28,
                                                                   2012                   2011
                                                               ------------           ------------
REVENUE:
  Sales                                                        $        970           $         --
                                                               ------------           ------------
                                                                        970                     --

COST OF GOODS SOLD                                                   29,959
                                                               ------------           ------------

GROSS MARGIN                                                        (28,989)                    --

OPERATING EXPENSES:
  Selling, general and administrative expenses                      317,839                 29,230
                                                               ------------           ------------
      TOTAL OPERATING EXPENSES                                      317,839                 29,230
                                                               ------------           ------------

LOSS FROM OPERATIONS                                               (346,828)               (29,230)
                                                               ------------           ------------
OTHER EXPENSE (INCOME)
  Unrealized gain on derivative                                     (47,945)                    --
  Interest expense                                                    7,164                     --
                                                               ------------           ------------
      TOTAL OTHER EXPENSE (INCOME)                                  (40,781)                    --
                                                               ------------           ------------

NET LOSS                                                       $   (306,047)          $    (29,230)
                                                               ============           ============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                   $      (0.00)          $      (0.00)
                                                               ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
 BASIC AND DILUTED                                              426,586,301            252,287,464
                                                               ============           ============


   The accompanying notes are an integral part of these financial statements.

AMWEST IMAGING INCORPORATED
STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------



                                                      Common Stock       Capital in                                 Total
                                                 --------------------     Excess of    Accumulated    Treasury   Stockholders'
                                                 Shares        Amount     Par Value      Deficit       Stock        Equity
                                                 ------        ------     ---------      -------       -----        ------
Balance, April 7, 2010 (date of inception)              --    $     --    $      --     $      --     $     --    $       --

Shares issued for cash, $0.001 per share,
 April 9, 2010                                 234,000,000     234,000     (225,000)           --           --         9,000

Shares issued in initial offering,
 December 28, 2010                             104,000,000     104,000      (64,000)           --           --        40,000

Net loss                                                --          --           --       (29,230)          --       (29,230)
                                              ------------    --------    ---------     ---------     --------    ----------

Balance, February 28, 2011                     338,000,000     338,000     (289,000)      (29,230)          --        19,770

Shares issued for the acquisition of
 Instant Website Technology Inc.               157,560,000     157,560      429,940            --           --       587,500

Stock based compensation                        27,000,000      27,000      110,000            --           --       137,000

Shares issued for Bion License                  10,000,000      10,000      620,000            --           --       630,000

Value of beneficial derivative conversion
 in note payable                                        --          --      (66,479)           --           --       (66,479)

Net loss                                                --          --           --      (306,047)          --      (306,047)
                                              ------------    --------    ---------     ---------     --------    ----------

Balance, February 29, 2012                     532,560,000    $532,560    $ 804,461     $(335,277)    $     --    $1,001,744
                                              ============    ========    =========     =========     ========    ==========

Note: Retroactively restated for 26:1 forward stock split effective November 7,
      2011


   The accompanying notes are an integral part of these financial statements.

AMWEST IMAGING INCORPORATED
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                     For the Year Ended
                                                                              ---------------------------------
                                                                              February 29,         February 28,
                                                                                  2012                 2011
                                                                               ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $ (306,047)          $  (29,230)
  Adjustments to reconcile net loss to net cash and cash
   equivalents provided (used) by operating activities:
     Amortization                                                                  75,000                   --
     Stock based compensation expense                                             137,000                   --
     Non-cash amortization for Bion License                                        26,250                   --
     Unrealized gain or loss on derivative                                        (47,945)                  --
     Amortization of discount on convertible note payable                           6,467                   --
  (Increase) decrease in:
     Accounts receivable                                                             (173)                  --
     Loan costs                                                                       380                   --
     Prepaid expenses and other assets                                            (96,291)                  --
  Increase (decrease) in:
     Accounts payable and accrued expenses                                        100,020                  297
                                                                               ----------           ----------
          Net cash used by operating activities                                  (105,339)             (28,933)
                                                                               ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

          Net cash used by investing activities                                        --                   --
                                                                               ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock                                           --               49,000
  Proceeds from issuance of notes payable                                          40,000                   --
  Proceeds from shareholder loans                                                  80,000                   --
                                                                               ----------           ----------
          Net cash provided by financing activities                               120,000               49,000
                                                                               ----------           ----------

Net increase in cash and cash equivalents                                          14,661               20,067

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     20,067                   --
                                                                               ----------           ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $   34,728           $   20,067
                                                                               ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                       $       --           $       --
                                                                               ==========           ==========
NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Issuance of note payable with a beneficial conversion feature                $   66,479           $       --
                                                                               ==========           ==========
  Issuance of note payable with a discount equivalent to the
   relative fair value of the accompanying warrant                             $   42,500           $       --
                                                                               ==========           ==========
  Issuance of common stock for purchase of Instant Website Technology          $  587,500           $       --
                                                                               ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                           Amwest Imaging Incorporated
                          Notes to Financial Statements
               Years Ended February 29, 2012 and February 28, 2011


1. BACKGROUND INFORMATION

Amwest Imaging Inc. ("AMWI", or the "Company") is a technology company whose primary business is providing relationship-building tools and processes that help any business cultivate profitable relationships with customers, all through web based solutions. Our Company is always working on new internet based technology. Our current portfolio consists of My Restaurant Web,(www.myrestaurantweb.com), Lok Drop (www.LokDrop.com), Zip Clik (www.ZipClik.com)

The Company derives its revenue by charging basic monthly fees for the use of these website tools and services, which all three of these technologies are currently creating revenue for the Company. The Company's goal is to provide high end turnkey solutions to both businesses and private users of the internet.

MY RESTAURANT WEB

This web based solution specifically addresses the needs of restaurants that desire a website with a strong emphasis of marketing and attracting new customers. The primary component of this web based solution, an on-demand fold out turn-key website for immediate use. The websites designed are highly advanced, niche creations that exceed the needs of small businesses in the target markets. Following the website creation, design, and listing online, the client can utilize additional online tools to develop a marketing plan for its customer base implementing SMS technology ("texting") and email marketing which is a must-have in today's social networking environment.

We expect to expand the technology in the coming months to service several other industries.

LOK DROP

Lok Drop Online Storage provides a secure digital safe deposit box enabling entities to access, store, share and backup digital information in a secure, private and encrypted location. It can be used to access and share critical data from anywhere in the world.

ZIP CLIK

Zip Clik  provides  Encryption  Software  for Skype & Other Voice Over  Internet
Protocol (VOIP) Software. Zip Clik software works by providing our own encryption at the time you start your VOIP conversation on any service. The encrypted version is then sent to the individual you are talking to, and then our software decrypts it back into voice as they receive it. This entire process is done instantly without any delay. More importantly is the fact that Skype works with the courts to decrypt any conversation they deem necessary which means the encryption does not protect your privacy and conversations.

FORMATION HISTORY

Amwest Imaging Incorporated (the "Company"), was incorporated in the State of Nevada on April 7, 2010.

The Company's original principal business objective was to provide document digitization services to businesses. On September 6, 2011, registrant completed the transactions of the Share Exchange Agreement of September 6, 2011, between Amwest Imaging Incorporated, a Nevada corporation, and the shareholders of Instant Website Technology Inc. ("IWTI"). Accordingly, registrant acquired all of the issued and outstanding shares of Instant Website Technology Inc., in exchange for the issuance in the aggregate of 157,560,000 shares of common stock of the registrant. As a result of the Share Exchange Agreement, Instant Website Technology Inc., Inc. became a wholly-owned subsidiary of registrant.

Amwest acquired from Instant Website Technology Inc. the rights to all technology related to www.myrestaurantweb.com, including but not limited to the Uniform Resource Locator ("URL") and the website development tools; however no employees were retained post merger, the accounting system was not transitioned, there were no bank accounts provided, and there were minimal recurring customers as the majority of the historical revenue came from a one-time sale of the technology and custom software development. It was determined that the assets acquired from Instant Website Technology Inc. did not constitute a business as there were several significant missing elements in the transferred assets that would be necessary to operate a business, including the ability to collect payments from the internet site.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended February 29, 2012, the Company incurred a net loss of approximately $306,047 and approximately $29,230 for the year ended February 28, 2011. As of February 29, 2012, the Company has an accumulated deficit of $335,277, positive working capital of $154,203; however there are limited assets to fund short term operating cash flow or service debt obligations. The Company used $105,339 and $28,933of cash from operations during 2012 and 2011, respectively, which was funded by proceeds from the sale of stock and proceeds from the issuance of convertible derivative notes. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing sources of short and long-term working capital.

The Company's ability to continue as a going concern is highly dependent on our ability to obtain additional sources of cash flow sufficient to fund our working capital requirements. However, there can be no assurance that the Company will be successful in its efforts to secure such cash flow. Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned product development initiatives and commercialization efforts, will have material adverse consequences on our financial condition, results of operations and cash flows.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed are:

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

FINANCIAL INSTRUMENTS - The Company's balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Financial Accounting  Standards Board (FASB) Accounting  Standards  Codification
(ASC) 820 "Fair Value Measurements and Disclosures" (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

     * Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
     * Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
     * Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 29, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company's financial statements.

As of February 29, 2012 and February 28, 2011 the fair values of the Company's financial instruments approximate their historical carrying amount.

ACCOUNTS RECEIVABLE - The Company currently supplies their web solutions on a monthly basis, billing on the month of services and collection on customer accounts through credit cards or direct payments. The Company does not issue credit on services provided, therefore has minimal accounts receivable. No allowance for doubtful accounts is considered necessary to be established for amounts that may not be recoverable, since there has been limited credit sales.

LONG-LIVED ASSETS - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. There have been no significant impairments of long-lived assets during the two-year period ended February 29, 2012.

SOFTWARE DEVELOPMENT COSTS AND CAPITALIZATION - The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. The Company has capitalized the cost of the technology license purchased from an unrelated third party. At the time of purchase the technology was available to be marketed. As such additional costs to customize, modify and betterment to the existing product was charged to expense as it was incurred Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over five years. Amortization is computed on a straight line basis. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at February 29, 2012 or February 28, 2011.

Expenditures for software development costs incurred and expensed for the years ended February 29, 2012 and February 28, 2011 was approximately $15,000 and none respectively.

Once technological feasibility of new products or features and functions of current products, which extend its useful life is established, the cost incurred until release to production are capitalized and amortized over a five year useful life. There were no amounts capitalized during the year ended February 29, 2012 and the year ended February 28, 2011, respectively. Amortization expenses related to capitalized software and charged to operations for the year ended February 29, 2012 and year ended February 28, 2011 were approximately $75,000 and none respectively.

SHARE-BASED PAYMENTS - Share-based payments to employees, including grants of employee stock or stock options are recognized as compensation expense in the financial statements based on their fair values, in accordance with FASB ASC Topic 718. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented. The company may issue shares as compensation in the future periods for employee services.

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

REVENUE RECOGNITION - The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

Consideration for future services are made by customers in advance of those services being provided. All accounts are currently on a month to month service, therefore revenue is recognized ratably over the period that the services are subscribed, the current month. The Company does not offer annual or other term agreements; therefore there is no unearned portion or deferral of revenue. Services are billed in advance of the period those services are provided.

The Company has not issued guarantees or other warrantees on the advertising subscription success or results. The Company has not experienced any refund requests or committed to any adjustments for terminated subscriptions. The Company does not believe that there is any required liability.

ADVERTISING - The costs of advertising are expensed as incurred. Advertising expense was approximately $11,000 and none for the years ended February 29, 2012 and February 28, 2011, respectively. Advertising expenses, when incurred are to be included in the Company's operating expenses.

INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

As of February 29, 2012, the Company had no unrecognized tax benefits or related interest and penalties. We will include future interest and penalties associated with any unrecognized benefits within provision for income taxes on the

Statements of Operations, if applicable. We do not anticipate any unrecognized benefits in the next 12 months that would result in a material change to our financial position.

LOSS PER SHARE - Basic and diluted loss per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, warrants and convertible notes payable. There were non common share equivalents excluded from the computation of diluted earnings per share for the years ended February 29, 2012 and February 28 2011, respectively, because their effect is anti-dilutive.

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

4. SOFTWARE DEVELOPMENT COSTS AND CAPITALIZATION

The Company has capitalized the cost of acquiring their technology for internal and external use. The purchase price was valued at the agreed upon price with the unrelated party. Newly developed software was also capitalized based on our accounting policy. Acquired and Developed software costs consist of the following, as of February 29, 2012:

                                           February 29,         February 28,
                                              2012                 2011
                                            --------             --------
Acquired Software                           $587,500             $     --
Less accumulated amortization                 75,000                   --
                                            --------             --------
                                            $512,500             $     --
                                            ========             ========

2013                                        $150,000
2014                                         150,000
2015                                         150,000
2016                                          62,500
2017                                              --
thereafter                                        --
                                            --------
                                            $512,500
                                            ========

5. NOTES PAYABLE

                                           February 29,         February 28,
                                              2012                 2011
                                            --------             --------
Asher note payable                          $ 42,500             $     --
Advanced Capital Management note payable      45,000
Shareholder note payable                      25,000
Shareholder advance                           10,000
Total debt                                   112,500                   --
                                            --------             --------
Debt discount                                 36,033                   --
                                            --------             --------

Total note payable                          $ 86,467             $     --
                                            ========             ========

The Asher note payable was issued in January of 2012 and is a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of October 19, 2012. The conversion option price associated with the note has a 45 percent discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a fifteen day period prior to conversion. The note is convertible at any time after 180 days.

The Advanced Capital management note payable was issued in December of 2011 for $45,000. The note pays no interest unless in default, and principal is due on the maturity date of December 6, 2012.

The Shareholder note payable was issued in December of 2012 for $25,000. The note pays interest at 1% per annum, and principal and accrued interest is due on the maturity date of December 15 19, 2012.

Share holder advances are considered payable on demand and is non-interest bearing. The Company owed $10,000 to a shareholder as of February 29, 2012. No interest has been accrued or imputed on these debts, as management believes that interest expense would be immaterial.

6. DERIVATIVE LIABILITY

In January of 2012 the Company issued a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of October 19, 2012. The conversion option price associated with the note has a 45 percent discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a fifteen day period prior to conversion. The note is convertible at any time after 180 days. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of approximately$42,500 and $108,979, respectively. The debt discount will be amortized over the life of the note, and the Company recognized approximately $6,467 of interest expense related to amortization of the debt discount during the year ended February 29, 2012. As of February 29, 2012 the unamortized discount related to the note was $36,033. The derivative liability will be adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense. The unrealized gain associated with the derivative liability was approximately $47,945 at February 29, 2012.

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of February 29, 2012 and February 28, 2011 related to the above derivative liability are as follows:

                                  Fair Value                    Fair Value
                                Measurements at               Measurements at
                             February 29, 2012 (1)         February 28, 2011 (1)
                             ---------------------         ---------------------
                                            Using                         Using
                             Level 2        Total          Level 2        Total
                            --------      --------        --------      --------
Liabilities:
  Derivative liabilities    $(61,034)     $(61,034)       $      0      $      0
                            --------      --------        --------      --------
Total liabilities           $(61,034)     $(61,034)       $      0      $      0
                            ========      ========        ========      ========

----------
(1) The Company did not have any assets or liabilities measured at fair value using Level 1 or Level 3 of the fair value hierarchy as of February 29, 2012 or February 28, 2011.

The Company's derivative liabilities are classified within Level 2 of the fair value hierarchy. The Company utilizes the Black-Scholes Option Pricing Model to value the derivative liabilities utilizing observable inputs such as the Company's common stock price, the exercise price of the warrants, and expected volatility, which is based on historical volatility. The Black-Scholes model employs the market approach in determining fair value.

7. INCOME TAXES

There is no current or deferred income tax expense or benefit for the years ended February 29, 2012 and February 28, 2011.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

                                                      Year ended
                                           ---------------------------------
                                           February 29,         February 28,
                                              2012                 2011
                                            --------             --------
Tax benefit at U.S. statutory rate          $ 104,056            $   9,940
State income tax benefit, net of
 federal benefit                               11,232                1,061
Effect of non-deductible expenses                 (60)                  --
Employee stock-based compensation             (51,608)                  --
Change in valuation                            18,061                   --
Amortization of debt discount                    (143)                  --
Change in valuation allowance                 (81,538)             (11,001)
                                            ---------            ---------
                                            $      --            $      --
                                            =========            =========

As of February 29, 2012 and February 28, 2011, the Company had federal and state net operating loss carry-forwards totaling approximately $92,539 and $11,001, respectively, which begin expiring in 2032. The Company has established a valuation allowance to fully reserve all deferred tax assets at February 29, 2012 and February 28, 2011 because it is more likely than not that the Company will not be able to utilize these assets. The change in the valuation allowance for the years ended February 29, 2012 and February 28, 2011 was an increase of $81,538 and $11,001, respectively.

As of February 29, 2012, the Company has not performed an IRC Section 382 study to determine the amount, if any, of its net operating losses that may be limited as a result of the ownership change percentages during 2011. However, the Company will complete the study prior to the utilization of any of its recorded net operating losses.

8. RELATED PARTY TRANSACTIONS

In support of the Company's efforts and cash requirements, it is relying on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of certain liabilities as they come due. The advances are considered temporary in nature and have not been formalized by a promissory note. Shareholder advances are considered payable on demand and is non-interest bearing. The Company owed $10,000 to a shareholder as of February 29, 2011, respectively. No interest has been accrued or imputed on these debts, as management believes that interest expense would be immaterial.

The majority shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect. The Company is dependent upon the continued support of this member.

The Company does not have employment contracts with its key employees, including the majority shareholder who is the Chief Executive Chief Accounting and Chief Technical Officer.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

9. EQUITY

The total number of shares of capital stock which the Company shall have authority to issue is 595,000,000 common shares with a par value of $.001, of which 532,560,000 have been issued to founders. The Company intends to issue additional shares in an effort to raise capital to fund its operations. Common shareholders will have one vote for each share held.

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

No holder of shares of stock of any class is entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend. The Company is currently engaged in the registration of its equity, for the purpose of raising cash through the issuance of common shares. Subsequent to the year-end an additional 2 million shares were issued to investors for cash. The Company through its proposed equity raise anticipates issuing an additional 2 million shares.

There are no preferred shares outstanding as of February 29, 2012. There have been no warrants or options issued or outstanding.

10. COMMITMENTS AND CONTINGENCIES

Our offices are located at 815 John Street, Suite 150, Evansville, Indiana. We have a Lease Agreement which expires on December 2014 for approximately 5,000 square feet at a monthly rental of $2,300. We are responsible, with others, for common area maintenance. We believe that the space is adequate for our current operations and additional space is available, if required, at approximately the same cost and expense.

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

The Company is not currently a party to any pending legal proceedings. In the ordinary course of business the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters.

11. SUBSEQUENT EVENTS

The Company entered into a loan agreement in the amount of $42,500 with Asher Enterprises as of March 16, 2012 under similar terms as the one that was that was entered into with Asher Enterprises as of January 17, 2012. The debt is payable in full as of December 20, 2012.