Form 10-Q
period 2012-05-31
Amwest Imaging Inc
filed 2012-07-25
CIK 1495191

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended May 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from _______, 2012 , to ______, 2012 .

                       Commission file number: 333-167743


                           AMWEST IMAGING INCORPORATED
             (Exact name of registrant as specified in its charter)

           Nevada                                                27-2336038
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

 815 John St. Suite 150, Evansville, IN                            47713
(Address of Principal Executive Offices)                         (Zip Code)

                                 (812) 250-4210
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                    Common Stock, par value $0.001 per share

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $13,000 as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 23, 2012, the Registrant had 532,560,000 outstanding shares of its common stock, $0.001 par value.

                    Documents incorporated by reference: none

                           AMWEST IMAGING INCORPORATED
                                FORM 10-Q--INDEX

Part I - Financial Information

Item 1.  Financial Statements                                                  3

         Balance Sheets                                                        3

         Statements of Operations                                              4

         Statement of Changes in Stockholders' Equity                          5

         Statements of Cash Flows                                              6

         Notes to Financial Statements                                         7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation                                                 15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           18

Item 4T. Controls and Procedures                                              19

Part II - Other Information

Item 1.  Legal Proceedings                                                    20

Item 1A. Risk Factors                                                         20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          20

Item 3.  Defaults Upon Senior Securities                                      20

Item 4.  Mine Safety Disclosures                                              20

Item 5.  Other Information                                                    20

Item 6.  Exhibits                                                             21

Signatures                                                                    21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


AMWEST IMAGING INCORPORATED
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                     May 31,             February 29,
                                                                      2012                   2012
                                                                  ------------           ------------
                                                                   (unaudited)             (audited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $     14,422           $     34,728
  Accounts receivable, net                                               1,198                    173
  Prepaid expenses and other current assets                            365,315                365,000
  Loan costs                                                             3,115                  2,120
                                                                  ------------           ------------
      TOTAL CURRENT ASSETS                                             384,050                402,021
                                                                  ------------           ------------
Software, net of amortization                                          475,000                512,500

OTHER ASSETS:
  Long-term portion of prepaid expenses                                244,165                335,041
                                                                  ------------           ------------
      TOTAL OTHER ASSETS                                               244,165                335,041
                                                                  ------------           ------------

      TOTAL ASSETS                                                $  1,103,215           $  1,249,562
                                                                  ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                $    101,500           $    100,000
  Accrued expenses                                                       2,677                    317
  Current portion of notes payable                                     112,365                 86,467
  Derivative Liability                                                 111,451                 61,034
                                                                  ------------           ------------
      TOTAL CURRENT LIABILITIES                                        327,993                247,818
                                                                  ------------           ------------

STOCKHOLDERS' EQUITY
  Preferred stock; $0.001 par value; 5,000,000 shares
   authorized; 0 shares issued and outstanding                              --                     --
  Common stock, $0.001 par value; 595,000,000 shares
   authorized; 532,560,000 shares issued and 338,000,000
   shares outstanding                                                  532,560                532,560
  Capital in excess of par value                                       778,989                804,461
  Accumulated deficit                                                 (536,327)              (335,277)
                                                                  ------------           ------------
                                                                       775,222              1,001,744
                                                                  ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  1,103,215           $  1,249,562
                                                                  ============           ============


   The accompanying notes are an integral part of these financial statements.

AMWEST IMAGING INCORPORATED
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                  For the Three Months Ended
                                                               -----------------------------------
                                                                  May 31,                May 31,
                                                                   2012                   2011
                                                               ------------           ------------
REVENUE:
  Sales                                                        $      1,358           $         --
                                                               ------------           ------------
                                                                      1,358                     --
                                                               ------------           ------------
COST OF GOODS SOLD                                                   90,876                     --
                                                               ------------           ------------
GROSS MARGIN                                                        (89,518)                    --

OPERATING EXPENSES:
  Selling, general and administrative expenses                      100,128                 15,000
                                                               ------------           ------------
TOTAL OPERATING EXPENSES                                            100,128                 15,000
                                                               ------------           ------------
LOSS FROM OPERATIONS                                               (189,646)               (15,000)
                                                               ------------           ------------
OTHER EXPENSE (INCOME)
  Unrealized (gain) loss on derivative                              (17,555)                    --
  Interest expense                                                   28,959                     --
                                                               ------------           ------------
TOTAL OTHER EXPENSE (INCOME)                                         11,404                     --
                                                               ------------           ------------

NET LOSS                                                       $   (201,050)          $    (15,000)
                                                               ============           ============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                   $      (0.00)          $      (0.00)
                                                               ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
 BASIC AND DILUTED                                              426,586,301            338,000,000
                                                               ============           ============


   The accompanying notes are an integral part of these financial statements.

AMWEST IMAGING INCORPORATED
STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                            Common Stock             Capital in                                  Total
                                        ---------------------         Excess of      Accumulated   Treasury   Stockholders'
                                        Shares         Amount         Par Value        Deficit       Stock       Equity
                                        ------         ------         ---------        -------       -----       ------
Balance, February 28, 2011            338,000,000     $ 338,000     $(289,000.00)    $(29,230.00)     $ --     $   19,770

Shares issued for the acquisition
 of Instant Website Technology Inc.   157,560,000       157,560          429,940              --        --        587,500

Stock based compensation               27,000,000        27,000          110,000              --        --        137,000

Shares issued for Bion License         10,000,000        10,000          620,000              --        --        630,000

Value of beneficial derivative
 conversion in note payable                    --            --          (66,479)             --        --        (66,479)

Net loss                                       --            --               --        (306,047)       --       (306,047)
                                      -----------     ---------     ------------     -----------      ----     ----------
Balance, February 28, 2012            532,560,000       532,560          804,461        (335,277)       --      1,001,744

Value of beneficial derivative
 conversion in note payable                    --            --          (25,472)             --        --        (25,472)

Net loss                                       --            --               --        (201,050)       --       (201,050)
                                      -----------     ---------     ------------     -----------      ----     ----------

Balance, May 31, 2012                 532,560,000     $ 532,560     $    778,989     $  (536,327)     $ --     $  775,222
                                      ===========     =========     ============     ===========      ====     ==========

Note: Retroactively restated for 26:1 forward stock split effective November 7,
      2011


   The accompanying notes are an integral part of these financial statements.

AMWEST IMAGING INCORPORATED
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                     For the Three Months Ended May 31,
                                                                      -------------------------------
                                                                         2012                 2011
                                                                      ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $ (201,050)          $  (15,000)
  Adjustments to reconcile net loss to net cash and
   cash equivalents provided (used) by operating activities:
     Amortization                                                         37,500
     Non-cash amortization for Bion License                               90,876
     Unrealized gain or loss on derivative                               (17,555)
     Amortization of discount on convertible note payable                 25,898
  (Increase) decrease in:
     Accounts receivable                                                  (1,025)
     Loan costs                                                            1,505
     Prepaid expenses and other assets                                      (315)              (4,500)
  Increase (decrease) in:
     Accounts payable and accrued expenses                                 3,860
                                                                      ----------           ----------
           NET CASH USED BY OPERATING ACTIVITIES                         (60,306)             (19,500)
                                                                      ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

           NET CASH USED BY INVESTING ACTIVITIES                              --                   --
                                                                      ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock
  Proceeds from issuance of notes payable                                 40,000                   --
  Proceeds from shareholder loans                                                                  --
                                                                      ----------           ----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                      40,000                   --
                                                                      ----------           ----------
Net increase in cash and cash equivalents                                (20,306)             (19,500)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            34,728               20,067
                                                                      ----------           ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $   14,422           $      567
                                                                      ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                              $       --           $       --
                                                                      ==========           ==========
NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Issuance of note payable with a beneficial conversion
   feature                                                            $   67,972           $        0
                                                                      ==========           ==========
  Issuance of note payable with a discount equivalent
   to the relative fair value of the accompanying warrant             $   42,500           $        0
                                                                      ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                           Amwest Imaging Incorporated
                          Notes to Financial Statements
                         As of May 31, 2012 and for the
                    Three Months Ended May 31, 2012 and 2011
--------------------------------------------------------------------------------

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended May 31, 2012, the Company incurred a net loss of approximately $201,050 and approximately $306,047 for the year ended February 29, 2012. As of May 31, 2012, the Company has an accumulated deficit of $536,327, positive working capital of $56,057; however there are limited assets to fund short term operating cash flow or service debt obligations. The Company used $60,306 and $105,339 of cash from operations during the three months ended May 31, 2012 and the year ended February 29, 2012, respectively, which was funded by proceeds from the sale of stock and proceeds from the issuance of convertible derivative notes. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing sources of short and long-term working capital.

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

As of May 31, 2012 and February 29, 2012 the fair values of the Company's financial instruments approximate their historical carrying amount.

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

LONG-LIVED ASSETS - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. There have been no significant impairments of long-lived assets during the three months ended May 31, 2012.

SOFTWARE DEVELOPMENT COSTS AND CAPITALIZATION - The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. The Company has capitalized the cost of the technology license purchased from an unrelated third party. At the time of purchase the technology was available to be marketed. As such additional costs to customize, modify and betterment to the existing product was charged to expense as it was incurred Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over five years. Amortization is computed on a straight line basis. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at May 31, 2012.

Expenditures for software development costs incurred and expensed for the three months ended May 31, 2012 and May 31, 2011 was approximately $6,300 and none respectively.

Once technological feasibility of new products or features and functions of current products, which extend its useful life is established, the cost incurred until release to production are capitalized and amortized over a five year useful life. There were no amounts capitalized during the three months ended May 31, 2012 or the three months ended May 31, 2011. Amortization expenses related to capitalized software and charged to operations for the three months ended May 31, 2012 and three months ended May 31, 2011 were approximately $37,500 and none respectively.

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

ADVERTISING - The costs of advertising are expensed as incurred. Advertising expense was approximately $7,400 and none for the three months ended May 31, 2012 and May 31, 2011, respectively. Advertising expenses, when incurred are to be included in the Company's operating expenses.

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

As of May 31, 2012, the Company had no unrecognized tax benefits or related interest and penalties. We will include future interest and penalties associated with any unrecognized benefits within provision for income taxes on the Statements of Operations, if applicable. We do not anticipate any unrecognized benefits in the next 12 months that would result in a material change to our financial position.

LOSS PER SHARE - Basic and diluted loss per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, warrants and convertible notes payable. There were none common share equivalents excluded from the computation of diluted earnings per share for the three months ended May 31, 2012 and May 31 2011, respectively, because their effect is anti-dilutive.

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

4. SOFTWARE DEVELOPMENT COSTS AND CAPITALIZATION

The Company has capitalized the cost of acquiring their technology for internal and external use. The purchase price was valued at the agreed upon price with the unrelated party. Newly developed software was also capitalized based on our accounting policy. Acquired and Developed software costs consist of the following, as of May 31, 2012:

                                                    May 31,        February 29,
                                                     2012              2012
                                                   --------          --------

Acquired Software                                  $587,500          $587,500
                                                   --------          --------
Less accumulated amortization                       112,500            75,000
                                                   --------          --------

                                                   $475,000          $512,500
                                                   ========          ========

2013                                                                 $112,500
2014                                                                  150,000
2015                                                                  150,000
2016                                                                   62,500
2017                                                                       --
thereafter                                                                 --
                                                                     --------

                                                                     $475,000
                                                                     ========

5. NOTES PAYABLE

                                                   May 31,         February 28,
                                                    2012              2011
                                                  --------          --------
Asher note payable                                $ 42,500          $ 42,500

Asher note payable (2)                              42,500

Advanced Capital Management note payable            45,000            45,000

Shareholder note payable                            25,000            25,000

Shareholder advance                                 10,000            10,000
                                                  --------          --------
Total debt                                         155,000           112,500
                                                  --------          --------
Debt discount                                       42,635            36,033
                                                  --------          --------

Total note payable                                $112,365          $ 86,467
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

The Asher note payable (2) was issued in March of 2012 and is a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of December 20, 2012. The conversion option price associated with the note has a 45 percent discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a fifteen day period prior to conversion. The note is convertible at any time after 180 days.

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

6. DERIVATIVE LIABILITY

In January March of 2012 the Company issued convertible promissory notes for $42,500 and $42,500, respectively. The notes pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of October 19, 2012 and December 20, 2012, respectively. The conversion option price associated with the notes has a 45 percent discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a fifteen day period prior to conversion. The notes are convertible at any time after 180 days. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of approximately $42,500 and $108,979, respectively for the note issued in January. At the issuance date, the Company recorded a debt discount and derivative liability of approximately $42,500 and $67,972, respectively for the note issued in March. The debt discount will be amortized over the life of the notes.

The Company recognized approximately $26,000 of interest expense related to amortization of the debt discount during the three months ended, May 31, 2012. As of May 31, 2012 the unamortized discount related to the notes was $42,635. The derivative liability will be adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense. The unrealized gain associated with the derivative liability was approximately $17,555 for the three months ended May 31, 2012.

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of May 31, 2012 and February 29, 2012 related to the above derivative liability are as follows:

                                Fair Value                Fair Value
                              Measurements at           Measurements at
                              May 31, 2012 (1)        February 29, 2012 (1)
                            -------------------       -------------------
                             Using                     Using
                            Level 2       Total       Level 2       Total
                            -------       -----       -------       -----
Liabilities:
  Derivative liabilities   $(111,451)   $(111,451)   $ (61,034)   $ (61,034)
                           ---------    ---------    ---------    ---------

Total liabilities          $(111,451)   $(111,451)   $ (61,034)   $ (61,034)
                           =========    =========    =========    =========

----------
(1) The Company did not have any assets or liabilities measured at fair value using Level 1 or Level 3 of the fair value hierarchy as of May 31, 2012 or February 29, 2012.

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

7. INCOME TAXES

There is no current or deferred income tax expense or benefit for the years ended May 31, 2012 and May 31, 2011.

As of May 31, 2012 and February 29, 2012, the Company had federal and state net operating loss carry-forwards totaling approximately $168,189 and $92,539, respectively, which begin expiring in 2032. The Company has established a valuation allowance to fully reserve all deferred tax assets at May 31, 2012 and February 29, 2012 because it is more likely than not that the Company will not be able to utilize these assets. The change in the valuation allowance for the three months ended May 31, 2012 was an increase of $75,650.

As of May 31, 2012, the Company has not performed an IRC Section 382 study to determine the amount, if any, of its net operating losses that may be limited as a result of the ownership change percentages during 2011. However, the Company will complete the study prior to the utilization of any of its recorded net operating losses.

8. RELATED PARTY TRANSACTIONS

In support of the Company's efforts and cash requirements, it is relying on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of certain liabilities as they come due. The advances are considered temporary in nature and have not been formalized by a promissory note. Shareholder advances are considered payable on demand and is non-interest bearing. The Company owed $10,000 to a shareholder as of May 31, 2012. No interest has been accrued or imputed on these debts, as management believes that interest expense would be immaterial.

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

10. SUBSEQUENT EVENTS

On July 19, 2012, the board authorized and a majority of shareholders approved the amendment of the company's certificate of incorporation to increase the number of authorized shares of common shares by 600 million from the prior level of 600 million for a total of 1.2 billion authorized shares. There was no change in the stated par value of the shares as a result of this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED," "BELIEVE," "EXPECT," "PLAN," "INTEND," "SEEK," "ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN,
POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED,
BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words "expect", "anticipate", "estimate" or similar expressions are also used to indicate forward-looking statements. The following discussions should be read in conjunction with our financial statements and the notes thereto presented in "Item 1 - Financial Statements" and our audited financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the year ended February 29, 2012.

The Company cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2013 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

This Management's Discussion and Analysis or Plan of Operation presents a review of the operating results and financial condition of the Company for the three month periods ended May 31, 2012 and 2011. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiary. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2012 AND 2011

GENERAL

The Company's net sales increased to $1,358 for the three months ended May 31, 2012, an increase of $1,358 or 100%, from no revenue for the three months ended May 31, 2011. Operations began in the forth quarter of last year and Management believes the revenue will continue to grow and is devoting its efforts to increase sales through sales representatives, paid sales leads and advertising.

Gross profit for the operations decreased (89,518) to $(89,518) for the three months ended May 31, 2012 from none for the three months ended May 31, 2011. Operations began in the fourth quarter of last year.

Selling, general and administrative expenses increased to $100,128 for the three months ended May 31, 2012 from $15,000 for the three months ended May 31, 2011, an increase of $85,128 or 568%. Management believes selling, general and administrative expenses will continue to increase while Management is building the business and will stabilize in the first quarter of next year.

The Company incurred net loss of 201,050 for the three months ended May 31, 2012 compared to $15,000 net loss for the three months ended May 31, 2011.

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

During the three months ended May 31, 2012 a loan was obtained from Asher and was in March of 2012 and is a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of December 20, 2012. The conversion option price associated with the note has a 45 percent discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a fifteen day period prior to conversion. The note is convertible at any time after 180 days.

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

We will be dependent upon our existing cash of $14,422 at May 31, 2012, product sales and additional debt and equity issuances to finance our operations through the next 12 months. We must raise additional capital in the amount of approximately $500,000 net of expenses, during the next twelve months in order to fund our working capital requirements in accordance with our existing plans through 2013. If we are unable to raise these funds, we may be required to delay our development plans, and curtail our expenditures.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended May 31, 2012, the Company incurred a net loss of $201,050. As of May 31, 2012, the Company has an accumulated deficit of $536,327. The Company used $60,306 and $19,500 of cash from operations during the three months ended May 31, 2012 and 2011, respectively, which was funded primarily by proceeds from issuance of debt and stock. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern.

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

STATEMENTS OF CASH FLOWS

Cash and cash equivalents as of May 31, 2012 was approximately $14,422 compared to approximately $567as of May 31, 2011. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was approximately $60,306 for the three months ended May 31, 2012 compared to approximately $19,500 for the same period in 2011.

Net cash provided by financing activities was approximately $40,000 for the three months ended May 31, 2012 compared to none during the same period in 2011. During the three months ended May 31, 2012, we received net proceeds of $40,000 from the issuance of debt.

SEASONALITY

The diversity of operations in the software segment protects it from seasonal trends.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the accompanying financial statements and related disclosures in conformity with U.S. GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in the accompanying financial statements and the accompanying notes. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates. Management has discussed the selection of critical accounting policies and estimates with our Board of Directors, and the Board of Directors has reviewed our disclosure relating to critical accounting policies and estimates in this quarterly report on Form 10-Q. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements:

THE SIGNIFICANT ACCOUNTING POLICIES FOLLOWED ARE:

SOFTWARE DEVELOPMENT COSTS AND CAPITAL TECHNOLOGY

The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. The Company has capitalized the cost of the technology license purchased from an unrelated third party. At the time of purchase the technology was available to be marketed. As such additional costs to customize, modify and betterment to the existing product was charged to expense as it was incurred Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over five years. Amortization is computed on a straight line basis. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at May 31, 2012 or May 31, 2011.

Expenditures for software development costs incurred and expensed for the years ended May 31, 2012 and May 31, 2011 was approximately $6,300 and none respectively.

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

As of May 31, 2012, the Company had no unrecognized tax benefits or related interest and penalties. We will include future interest and penalties associated with any unrecognized benefits within provision for income taxes on the Statements of Operations, if applicable. We do not anticipate any unrecognized benefits in the next 12 months that would result in a material change to our financial position.

NEW ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see "Note 3: Recent Accounting Pronouncements" in Part I, Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4(T). CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our President and our Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management conducted its evaluation based on the framework in INTERNAL CONTROL OVER FINANCIAL REPORTING GUIDANCE FOR SMALLER PUBLIC COMPANIES issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, the President and Chief Accounting Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's President and Chief Accounting Officer does not relate to reporting periods after May 31, 2012.

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

The Chief Accounting Officer has determined that material weaknesses exist during the three months ended May 31, 2012, due to the lack of an independent Audit Committee, Financial Disclosure Controls, as well as a lack of segregation of duties, i.e. all of the accounting tasks are performed by a single individual. Currently, the Company's President reviews all transactions. Until the Company raises additional capital, it cannot remediate these weaknesses.

We determined that our disclosure controls and procedures were ineffective at May 31, 2012 and that we had material weaknesses in the design of our internal control over financial reporting as of such date. We believe that we have started the process of remediating the material weakness in our financial reporting through the contracting with consultants to provide such services.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company's internal control over financial reporting occurred during the year ended February 29, 2012, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended May 31, 2012, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER MATTERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                  EXHIBIT INDEX


                                                                    Sequentially
SEC Exhibit Reference                                                 Numbered
---------------------                                                 --------
Certification of the Chief Financial Officer                            31.1

Certification of the Chief Executive Officer                            31.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
 Pursuant to Section 906 of the Sarbaenes-Oxley Act of 2002
 of the Chief Financial Officer                                         32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
 Pursuant to Section 906 of the Sarbaenes-Oxley Act of 2002
 of the Chief Executive Officer                                         32.2

Interactive data files pursuant to Rule 405 of Regulation S-T.         101

(b) Reports on Form 8-K None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMWEST IMAGING INCORPORATED


Date: July 23, 2012                       By: /s/ Jason Gerteisen
                                              ----------------------------------
                                              Jason Gerteisen, President
                                              (Principle Executive Officer)


Date: July 23, 2012                       By: /s/ Jason Gerteisen
                                              ----------------------------------
                                              Jason Gerteisen Chief Financial
                                              Officer (Principle Accounting
                                              Officer)