Form 10-Q
period 2012-08-31
Amwest Imaging Inc
filed 2012-10-23
CIK 1495191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______, 20    , to ______, 20 .

Commission file number: 333-167743

Amwest Imaging Incorporated
(Exact name of registrant as specified in its charter)

Nevada	27-2336038
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

815 John St. Suite 150 Evansville, IN	47713
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (812) 250-4210

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $586,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 18, 2012, the Registrant had 545,060,000 outstanding shares of its common stock, $0.001 par value.

Documents incorporated by reference: none

AMWEST IMAGING INCORPORATED
FORM 10-Q—INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMWEST IMAGING INCORPORATED
BALANCE SHEETS

	August 31,	February 29,
	2012	2012
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$192	$34,728
Accounts receivable, net	-	173
Prepaid expenses and other current assets	365,315	365,000
Loan costs	1,457	2,120
Total Current Assets	366,964	402,021

Software, net of amortization	437,500	512,500

OTHER ASSETS:
Long-term portion of prepaid expenses	151,976	335,041

Total Other Assets	151,976	335,041

TOTAL ASSETS	$956,440	$1,249,562

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$117,100	$100,000
Accrued expenses	7,816	317
Current portion of notes payable	148,046	86,467
Derivative Liability	62,241	61,034
Total Current Liabilities	335,203	247,818

STOCKHOLDERS' EQUITY

Preferred stock; $0.001 par value; 5,000,000 shares authorized; 0 shares issued
and outstanding	-	-
Common stock, $0.001 par value; 595,000,000 shares authorized; 532,560,000
and 338,000,000 shares issued and outstanding, respectively	532,560	532,560
Capital in excess of par value	778,989	804,461
Accumulated deficit	(690,312)	(335,277)
	621,237	1,001,744

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$956,440	$1,249,562

AMWEST IMAGING INCORPORATED
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2012	2011	2012	2011

REVENUE:
Sales	$973	$-	2,331	$-

	973	-	2,331	-

COST OF GOODS SOLD	91,874		182,750

GROSS MARGIN	(90,901)	-	(180,419)	-

OPERATING EXPENSES:
Selling, general and administrative expenses	80,741	4,453	180,870	19,453

TOTAL OPERATING EXPENSES	80,741	4,453	180,870	19,453

LOSS FROM OPERATIONS	(171,642)	(4,453)	(361,289)	(19,453)

OTHER EXPENSE (INCOME)
Unrealized (gain) loss on derivative	(49,210)	-	(66,765)	-
Interest expense	31,552	-	60,511	-

TOTAL OTHER EXPENSE (INCOME)	(17,658)	-	(6,254)	-

NET LOSS	$(153,984)	$(4,453)	(355,035)	$(19,453)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	532,560,000	338,000,000	532,560,000	338,000,000

AMWEST IMAGING INCORPORATED
STATEMENTS OF STOCKHOLDERS' EQUITY

			Capital in			Total
	Common Stock		Excess of	Accumulated	Treasury	Stockholders'
	Shares	Amount	Par Value	Deficit	Stock	Equity

Balance, February 28, 2011	338,000,000	$338,000	$(289,000.00)	$(29,230.00)	$-	$19,770

Shares issued for the acquisition of Instant Website Technology Inc.	157,560,000	157,560	429,940	-	-	587,500

Stock based compensation	27,000,000	27,000	110,000	-	-	137,000

Shares issued for Bion License	10,000,000	10,000	620,000	-	-	630,000

Value of beneficial derivative conversion in note payable	-	-	(66,479)	-	-	(66,479)

Net loss				(306,047)		(306,047)

Balance, February 28, 2012	532,560,000	532,560	804,461	(335,277)	-	1,001,744

Value of beneficial derivative conversion in note payable (unaudited)	-	-	(25,472)	-	-	(25,472)

Net loss (unaudited)	-	-	-	(355,035)	-	(355,035)

Balance, August 31, 2012 (unaudited)	532,560,000	$532,560	$778,989	$(690,312)	$-	$621,237

Note:  Retroactively restated for 26:1 forward stock split effective November 7, 2011

AMWEST IMAGING INCORPORATED
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended August 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(355,035)	$(19,453)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Amortization	75,000	-
Non-cash amortization for Bion License	182,750	-
Unrealized gain or loss on derivative	(66,765)	-
Amortization of discount on convertible note payable	54,079	-
(Increase) decrease in:
Accounts receivable	173	-
Loan costs	3,163	-
Increase (decrease) in:
Accounts payable and accrued expenses	24,599	(297)

Net cash used by operating activities	(82,036)	(19,750)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	40,000	-
Proceeds from shareholder loans	7,500	-

Net cash provided by financing activities	47,500	-

Net decrease in cash and cash equivalents	(34,536)	(19,750)

Cash and cash equivalents, beginning of period	34,728	20,067

Cash and cash equivalents, end of period	$192	$317

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of note payable with a beneficial conversion feature	$67,972	$0
Issuance of note payable with a discount equivalent to the relative fair value of the accompanying warrant	$42,500	$0

Amwest Imaging Incorporated

Notes to Financial Statements
As of August 31, 2012 and for the
Three and Six Months Ended August 31, 2012 and 2011

1. Background Information

Amwest Imaging Inc. (“AMWI”, or the “Company”) is a technology company whose primary business is providing relationship-building tools and processes that help any business cultivate profitable relationships with customers, all through web based solutions.  Our Company is always working on new internet based technology.   Our current portfolio consists of My Restaurant Web, (www.myrestaurantweb.com),  Lok Drop (www.LokDrop.com), Zip Clik (www.ZipClik.com)

The Company derives its revenue by charging basic monthly fees for the use of these website tools and services, which all three of these technologies are currently creating revenue for the Company.  The Company's goal is to provide high end turnkey solutions to both businesses and private users of the internet.

My Restaurant Web

This web-based solution specifically addresses the needs of restaurants that desire a website with a strong emphasis on marketing and attracting new customers.  The primary component of this web-based solution, is an on-demand, fold out, turn-key website that is ready for immediate use. The websites designed are highly advanced, niche creations that exceed the needs of small businesses in the target markets. Following the website creation, design, and listing online, the client can utilize additional online tools to develop a marketing plan for its customer base implementing SMS technology (“texting”) and email marketing which is a must–have in today’s social networking environment.

We expect to expand the technology in the coming months to service several other industries.

Lok Drop

Lok Drop Online Storage provides a secure digital safe deposit box enabling entities to access, store, share and backup digital information in a secure, private and encrypted location.  It can be used to access and share critical data from anywhere in the world.

Zip Clik

Zip Clik provides Encryption Software for Skype & Other Voice over Internet Protocol (VOIP) Software.  Zip Clik software works by providing our own encryption at the time you start your VOIP conversation on any service. The encrypted version is then sent to the individual you are talking to, and then our software decrypts it back into voice as they receive it. This entire process is done instantly.   It is important to note that Skype works with the legal system to decrypt conversations.  The encryption does not protect your privacy nor conversations.

Formation History

Amwest Imaging Incorporated (the "Company"), was incorporated in the State of Nevada on April 7, 2010.

The Company's original principal business objective was to provide document digitization services to businesses. On September 6, 2011, the Company completed the transactions of the Share Exchange Agreement of September 6, 2011, between Amwest Imaging Incorporated, a Nevada corporation, and the shareholders of Instant Website Technology Inc. ("IWTI"). Accordingly, registrant acquired all of the issued and outstanding shares of Instant Website Technology Inc., in exchange for the issuance in the aggregate of 157,560,000 shares of common stock of the registrant. As a result of the Share Exchange Agreement, Instant Website Technology Inc., Inc. became a wholly-owned subsidiary of registrant.

Amwest acquired from Instant Website Technology Inc. the rights to all technology related to www.myrestaurantweb.com including  but not limited to, the Uniform Resource Locator (“URL”) and the website development tools; however, there were several modifications to the software that were required to facilitate revenue generation.  This is  why there was no immediate revenue after the purchase.  The entire interface to allow turnkey websites had to be developed, as well as  a new control panel and marketing capabilities for the site itself.  Additionally, no employees were retained post merger, the accounting system was not transitioned, there were no bank accounts provided, and there were minimal recurring customers as the majority of the historical revenue came from a one-time sale of the technology and custom software development.  It was determined that the assets acquired from Instant Website Technology Inc. did not constitute a business as there were several significant missing elements in the transferred assets that would be necessary to operate a business, including the simple ability to collect payments from the internet site.

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended August 31, 2012, the Company incurred a net loss of approximately $355,035 and approximately $306,047 for the year ended February 29, 2012.  As of August 31, 2012, the Company has an accumulated deficit of $690,312 andpositive working capital of $31,761; however, there are limited assets and minimal revenues to fund short term operating cash flow or service debt obligations.  The Company used $82,036 and $105,339 of cash from operations during the six months ended August 31, 2012 and the year ended February 29, 2012, respectively, which was funded by proceeds from the sale of stock and proceeds from the issuance of convertible derivative notes. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing sources of short and long-term working capital.

The Company’s ability to continue as a going concern is highly dependent on our ability to obtain additional sources of cash flow sufficient to fund our working capital requirements. However, there can be no assurance that the Company will be successful in its efforts to secure such cash flow. Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned product development initiatives and commercialization efforts, will have material adverse consequences on our financial condition, results of operations and cash flows.

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

Cash and cash equivalents - The Company follows FASB Accounting Standards Codification (ASC)  305, “Cash and Cash Equivalents”, and considers currency on hand and demand deposits to be cash and considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.  Cash and cash equivalents at August 31, 2012 and February 29, 2012 were  $192 and $34,728, respectively.

Financial Instruments - The Company's balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

The Company follows Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 "Fair Value Measurements and Disclosures" (ASC 820) which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
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

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2012 and February 29, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. Fair value of notes payable would be estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Accounts receivable - The Company currently supplies their web solutions on a monthly basis, billing on the month of services and collection on customer accounts through credit cards or direct payments. The Company does not issue credit on services provided, therefore has minimal accounts receivable. No allowance for doubtful accounts is considered necessary to be established for amounts that may not be recoverable, since there have been limited credit sales.

Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. There have been no significant impairments of long-lived assets during the three months ended August 31, 2012.

Software development costs and capitalization - The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. The Company has capitalized the cost of the technology license purchased from an unrelated third party. At the time of purchase the technology was available to be marketed. As such additional costs to customize, modify and betterment to the existing product was charged to expense as it was incurred Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over five years. Amortization is computed on a straight line basis. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at August 31, 2012.

Expenditures for software development costs incurred and expensed for the three months ended August 31, 2012 and August 31, 2011 was approximately $4,000 and none respectively.

Expenditures for software development costs incurred and expensed for the six months ended August 31, 2012 and August 31, 2011 was approximately $10,300 and none respectively.

Once technological feasibility of new products or features and functions of current products, which extend its useful life is established, the cost incurred until release to production are capitalized and amortized over a five year useful life. There were no amounts capitalized during the three or six months ended August 31, 2012 or the three or six months ended August 31, 2011. Amortization expenses related to capitalized software and charged to operations for the three months ended August 31, 2012 and three months ended August 31, 2011 were approximately $37,500 and none respectively.  Amortization expenses related to capitalized software and charged to operations for the six months ended August 31, 2012 and six months ended August 31, 2011 were approximately $75,000 and none respectively.

Share-based Payments - Share-based payments to employees, including grants of employee stock or stock options are recognized as compensation expense in the financial statements based on their fair values, in accordance with FASB ASC Topic 718, Share-based Payments. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented. The company may issue shares as compensation in the future periods for employee services.

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

Advertising – The costs of advertising are expensed as incurred. Advertising expense was approximately $6,000 and none for the three months ended August 31, 2012 and August 31, 2011, respectively. The costs of advertising are expensed as incurred. Advertising expense was approximately $13,400 and none for the six months ended August 31, 2012 and August 31, 2011, respectively.  Advertising expenses, when incurred are to be included in the Company's operating expenses.

Commitment and contingencies –The Company follows FASB ASC 450-20, Loss Contingencies” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Related parties - The Company follows FASB ASC 850, Related Party Disclosures for the identification of related parties and disclosure of related party transactions.

Income taxes - The Company follows FASB ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

As of August 31, 2012, the Company had no unrecognized tax benefits or related interest and penalties. We will include future interest and penalties associated with any unrecognized benefits within provision for income taxes on the Statements of Operations, if applicable. We do not anticipate any unrecognized benefits in the next 12 months that would result in a material change to our financial position.

Loss per share - Basic and diluted loss per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, warrants and convertible notes payable. There were no common share equivalents excluded from the computation of diluted earnings per share for the three and six months ended August 31, 2012 and August 31 2011, respectively, because their effect is anti-dilutive.

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

4. Software development costs and capitalization

The Company has capitalized the cost of acquiring their technology for internal and external use. The purchase price was valued at the agreed upon price with the unrelated party.  Newly developed software was also capitalized based on our accounting policy.  Acquired and Developed software costs consist of the following, as of August 31, 2012:

	August 31, 2012	February 29, 2012
Acquired Software	$587,500	$587,500
Less accumulated amortization	150,000	75,000
	$437,500	$512,500

2013	$75,000
2014	150,000
2015	150,000
2016	62,500
2017	-

Thereafter	-

$437,500

5.  Notes payable

	August 31, 2012	February 28, 2012
Asher note payable	$42,500	$42,500
Asher note payable (2)	42,500
Advanced Capital Management note payable	45,000	45,000
Shareholder note payable	25,000	25,000
Shareholder advance	17,500	10,000
Total debt	172,500	112,500
Debt discount	24,454	36,033

Total note payable	$148,046	$86,467

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

The Asher note payable (2) was issued in March of 2012 and is a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of December 20, 2012. The conversion option price associated with the note has a 45 percent discount to the market price of the stock.The market price is based on the average of the two lowest trading prices during a fifteen day period prior to conversion. The note is convertible at any time after 180 days.

The Advanced Capital Management note payable was issued in December of 2011 for $45,000. The note pays no interest unless in default, and principal is due on the maturity date of December 6, 2012.

The Shareholder note payable was issued in December of 2012 for $25,000. The note pays interest at 1% per annum, and principal and accrued interest is due on the maturity date of December 15, 2012.

Share holder advances are considered payable on demand and are non-interest bearing. The Company owed $17,500 to a shareholder as of August 31, 2012. No interest has been accrued or imputed on these debts, as management believes that interest expense would be immaterial in the interim periods.

6.  Derivative liability

In January and March of 2012 the Company issued convertible promissory notes for $42,500 and $42,500, respectively. The notes pay interest at 8% per annum, and principal and accrued interest is due on the maturity dates of October 19, 2012 and December 20, 2012, respectively. The conversion option price associated with the notes has a 45 percent discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a fifteen day period prior to conversion. The notes are convertible at any time after 180 days. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of approximately $42,500 and $108,979, respectively for the note issued in January.  At the issuance date, the Company recorded a debt discount and derivative liability of approximately $42,500 and $67,972 for the notes issued in January and March, respectively. The debt discount will be amortized over the life of the notes.

The Company recognized approximately $28,100 and $54,100 of interest expense related to amortization of the debt discount during the three and six months ended, August 31, 2012, respectively. As of August 31, 2012 the unamortized discount related to the notes was $24,454. The derivative liability will be adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense. The unrealized gain associated with the derivative liability was approximately $49,210 and $66,765 for the three months and six months ended August 31, 2012, respectively.

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of August 31, 2012 and February 29, 2012 related to the above derivative liability are as follows:

	Fair Value Measurements at August 31, 2012 (1)		Fair Value Measurements at February 29, 2012 (1)
	Using Level 2	Total	Using Level 2	Total
Liabilities:
Derivative liabilities	$(62,241)	$(62,241)	$(61,034)	$(61,034)
Total liabilities	$(62,241)	$(62,241)	$(61,034)	$(61,034)

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or Level 3 of the fair value hierarchy as of August 31, 2012 or February 29, 2012.

The Company’s derivative liabilities are classified within Level 2 of the fair value hierarchy. The Company utilizes the Black-Scholes Option Pricing Model to value the derivative liabilities utilizing observable inputs such as the Company’s common stock price, the exercise price of the warrants, and expected volatility, which is based on historical volatility. The Black-Scholes model employs the market approach in determining fair value.

7. Income Taxes

There is no current or deferred income tax expense or benefit for the years ended August 31, 2012 and August 31, 2011.

As of August 31, 2012 and February 29, 2012, the Company had federal and state net operating loss carry-forwards totaling approximately $243,201 and $92,539, respectively, which begin expiring in 2032. The Company has established a valuation allowance to fully reserve all deferred tax assets at August 31, 2012 and February 29, 2012 because it is more likely than not that the Company will not be able to utilize these assets.  The change in the valuation allowance for the six months ended August 31, 2012 was an increase of $150,662.

As of August 31, 2012, the Company has not performed an IRC Section 382 study to determine the amount, if any, of its net operating losses that may be limited as a result of the ownership change percentages during 2011. However, the Company will complete the study prior to the utilization of any of its recorded net operating losses.

8. Related Party Transactions

In support of the Company's efforts and cash requirements, it is relying on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of certain liabilities as they come due. The advances are considered temporary in nature and have not been formalized by a promissory note. Shareholder advances are considered payable on demand and is non-interest bearing. The Company owed $17,500 to a shareholder as of August 31, 2012. No interest has been accrued or imputed on these debts, as management believes that interest expense would be immaterial during the interim periods.

The majority shareholder has pledged his support to fund continuing operations; however, there is no written commitment to this effect. The Company is dependent upon the continued support of this shareholder.

The Company does not have employment contracts with its key employees, including the majority shareholder who is the Chief Executive,  Chief Accounting,  and Chief Technical Officer.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

9. Commitments and Contingencies

Our offices are located at 815 John Street, Suite 150, Evansville, Indiana. We have a Lease Agreement which expires in December 2014 for approximately 5,000 square feet at a monthly rental of $2,300. We are responsible, with others, for common area maintenance. We believe that the space is adequate for our current operations and additional space is available, if required, at approximately the same cost and expense.

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

10. Subsequent Events

On September 27, 2012, the Company was notified of Asher Enterprise, Inc. conversion of $12,000 of principal for 12,500,000 shares of Company common stock.  The board of directors authorized the issuance of common shares for the principal amount of $12,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words “expect”, “anticipate”, “estimate” or similar expressions are also used to indicate forward-looking statements. The following discussions should be read in conjunction with our financial statements and the notes thereto presented in “Item 1 – Financial Statements” and our audited financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the year ended February 29, 2012.

The Company cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during 2013 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

This Management’s Discussion and Analysis or Plan of Operation presents a review of the operating results and financial condition of the Company for the three and six month periods ended August 31, 2012 and 2011. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiary. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND 2011

General

The Company’s net sales increased to $973 for the three months ended August 31, 2012, an increase of $973 or 100%, from no revenue for the three months ended August 31, 2011.  Operations began in the fourth quarter of last year and Management believes the revenue will continue to grow and is devoting its efforts to increase sales through sales representatives, paid sales leads and advertising.

Gross profit for the operations decreased (90,901) to $(90,901) for the three months ended August 31, 2012 from none for the three months ended August 31, 2011.  Operations began in the fourth quarter of last year.

Selling, general and administrative expenses increased to $80,741 for the three months ended August 31, 2012 from $4,453 for the three months ended August 31, 2011, an increase of $76,288.  Management believes selling, general and administrative expenses will continue to increase while Management is building the business and will stabilize in the first quarter of next year.

The Company incurred net loss of 153,984 for the three months ended August 31, 2012 compared to $4,453 net loss for the three months ended August 31, 2011.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2012 AND 2011

General

The Company’s net sales increased to $2,331 for the six months ended August 31, 2012, an increase of $2,331 or 100%, from no revenue for the six months ended August 31, 2011.  Operations began in the fourth quarter of last year and Management believes the revenue will continue to grow and is devoting its efforts to increase sales through sales representatives, paid sales leads and advertising.

Gross profit for the operations decreased (180,419) to $(180,419) for the six months ended August 31, 2012 from none for the six months ended August 31, 2011.  Operations began in the fourth quarter of last year.

Selling, general and administrative expenses increased to $180,870 for the six months ended August 31, 2012 from $19,453 for the six months ended August 31, 2011, an increase of $161,417.  Management believes selling, general and administrative expenses will continue to increase while Management is building the business and will stabilize in the first quarter of next year.

The Company incurred net loss of 355,035 for the six months ended August 31, 2012 compared to $19,453 net loss for the six months ended August 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations primarily through sales of its online products and services, sales of its common stock, the issuance of convertible promissory notes, unsecured promissory notes and license agreements.

Our historical revenues have not been sufficient to sustain our operations. We have not achieved profitability since inception and we expect to continue to incur net losses and generate negative cash flow from operations until we can produce sufficient revenues to cover our costs. Sufficient revenues are not expected for several years. Our profitability will require the successful commercialization of our online products and services and any future software or services we develop. No assurances can be given when this will occur.

A loan was obtained from Asher in March of 2012 and is a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of December 20, 2012. The conversion option price associated with the note has a 45 percent discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a fifteen day period prior to conversion. The note is convertible at any time after 180 days.

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

We will be dependent upon our existing cash of $192 at August 31, 2012, product sales and additional debt and equity issuances to finance our operations through the next 12 months. We must raise additional capital in the amount of approximately $500,000 net of expenses, during the next twelve months in order to fund our working capital requirements in accordance with our existing plans through 2013.   If we are unable to raise these funds, we may be required to delay our development plans, and curtail our expenditures.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended August 31, 2012, the Company incurred a net loss of $355,035.  As of August 31, 2012, the Company has an accumulated deficit of $690,312. The Company used $82,036 and $19,750 of cash from operations during the six months ended August 31, 2012 and 2011, respectively, which was funded primarily by proceeds from issuance of debt and stock.  There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern.

The Company’s ability to continue as a going concern is highly dependent on our ability to obtain additional sources of cash flow sufficient to fund our working capital requirements. However, there can be no assurance that the Company will be successful in its efforts to secure such cash flow. Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned product development initiatives and commercialization efforts, will have material adverse consequences on our financial condition, results of operations and cash flows.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Statements of Cash Flows

Cash and cash equivalents as of August 31, 2012 was approximately $192 compared to approximately $34,728 as of August 31, 2011. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was approximately $82,036 for the six months ended August 31, 2012 compared to approximately $19,750 for the same period in 2011.

Net cash provided by financing activities was approximately $47,500 for the six months ended August 31, 2012 compared to none during the same period in 2011. During the six months ended August 31, 2012, we received net proceeds of $47,500 from the issuance of debt.

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

The significant accounting policies followed are:

SOFTWARE DEVELOPMENT COSTS AND CAPITAL TECHNOLOGY

The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. The Company has capitalized the cost of the technology license purchased from an unrelated third party. At the time of purchase the technology was available to be marketed. As such additional costs to customize, modify and betterment to the existing product was charged to expense as it was incurred Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over five years. Amortization is computed on a straight line basis. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at August 31, 2012.

Expenditures for software development costs incurred and expensed for the three months ended August 31, 2012 and August 31, 2011 was approximately $4,000 and none respectively.

Expenditures for software development costs incurred and expensed for the six months ended August 31, 2012 and August 31, 2011 was approximately $10,300 and none respectively.

Once technological feasibility of new products or features and functions of current products, which extend its useful life is established, the cost incurred until release to production are capitalized and amortized over a five year useful life. There were no amounts capitalized during the three or six months ended August 31, 2012 or the three or six months ended August 31, 2011. Amortization expenses related to capitalized software and charged to operations for the three months ended August 31, 2012 and three months ended August 31, 2011 were approximately $37,500 and none respectively.  Amortization expenses related to capitalized software and charged to operations for the six months ended August 31, 2012 and six months ended August 31, 2011 were approximately $75,000 and none respectively.

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

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

Long-lived and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. There have been no significant impairments of long-lived and intangible assets during the two-year period ended August 31, 2012.

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

As of August 31, 2012, the Company had no unrecognized tax benefits or related interest and penalties. We will include future interest and penalties associated with any unrecognized benefits within provision for income taxes on the Statements of Operations, if applicable. We do not anticipate any unrecognized benefits in the next 12 months that would result in a material change to our financial position.

NEW ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3: Recent Accounting Pronouncements” in Part I, Item 1 of this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President  and our Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control Over Financial Reporting Guidance for Smaller Public Companies issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, the President and Chief Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s President and Chief Accounting Officer does not relate to reporting periods after August 31, 2012.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our President and Chief Accounting Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

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

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Chief Accounting Officer has determined that material weaknesses exist during the six months ended August 31, 2012, due to the lack of an independent Audit Committee, Financial Disclosure Controls, as well as a lack of segregation of duties, i.e. all of the accounting tasks are performed by a single individual. Currently, the Company’s President reviews all transactions. Until the Company raises additional capital, it cannot remediate these weaknesses.

We determined that our disclosure controls and procedures were ineffective at August 31, 2012 and that we had material weaknesses in the design of our internal control over financial reporting as of such date.  We believe that we have started the process of remediating the material weakness in our financial reporting through the contracting with consultants to provide such services.  These additional outsourced services have improved our ability to financially report, however there continues to be several material weaknesses in our internal processes.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended February 29, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended August 31, 2012, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE DISCLOSURES

Not  Applicable.

ITEM 5. OTHER MATTERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

Incorporated Documents	SEC Exhibit Reference	Sequentially Numbered

31.1	Certification of the Chief Financial Officer	31.1

31.2	Certification of the Chief Executive Officer	31.2

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer	32.1

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer	32.2

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMWEST IMAGING INCORPORATED

Date: October 20, 2012	By:	/s/ Jason Gerteisen
Jason Gerteisen, President (Principle Executive Officer)

Date: October 20, 2012	By:	/s/ Jason Gerteisen
Jason Gerteisen Chief Financial Officer (Principle Accounting Officer)