Form 10-Q
period 2012-11-30
Amwest Imaging Inc
filed 2013-01-24
CIK 1495191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 2012

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

As of January 22, 2013, the Registrant had 589,357,259 outstanding shares of its common stock, $0.001 par value.

Documents incorporated by reference: none

AMWEST IMAGING INCORPORATED
FORM 10-Q—INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMWEST IMAGING INCORPORATED
BALANCE SHEETS

	November 30,	February 29,
	2012	2012
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-	$34,728
Accounts receivable, net	-	173
Prepaid expenses and other current assets	274,440	365,000
Loan costs	179	2,120
Total Current Assets	274,619	402,021

Software, net of amortization	400,000	512,500

OTHER ASSETS:
Long-term portion of prepaid expenses	151,976	335,041

Total Other Assets	151,976	335,041

TOTAL ASSETS	$826,595	$1,249,562

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$121,750	$100,000
Accrued expenses	7,239	317
Current portion of notes payable	106,453	86,467
Derivative Liability	28,146	61,034
Total Current Liabilities	263,588	247,818

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 5,000,000 shares authorized; 0 shares issued
and outstanding	-	-
Common stock, $0.001 par value; 595,000,000 shares authorized; 589,357,259
and 532,560,000 shares issued and outstanding, respectively	589,357	532,560
Capital in excess of par value	786,892	804,461
Accumulated deficit	(813,242)	(335,277)
	563,007	1,001,744

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$826,595	$1,249,562

AMWEST IMAGING INCORPORATED
STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2012	2011	2012	2011
		(Restated)		(Restated)
REVENUE:
Sales	$-	$-	2,331	$-

	-	-	2,331	-

COST OF GOODS SOLD	90,876		273,625

GROSS MARGIN	(90,876)	-	(271,294)	-

OPERATING EXPENSES:
Selling, general and administrative expenses	43,845	151,242	224,715	171,011

TOTAL OPERATING EXPENSES	43,845	151,242	224,715	171,011

LOSS FROM OPERATIONS	(134,721)	(151,242)	(496,009)	(171,011)

OTHER EXPENSE (INCOME)
Unrealized (gain) loss on derivative	(34,611)	-	(101,376)	-
Interest expense	22,821	-	83,332	-

TOTAL OTHER EXPENSE (INCOME)	(11,790)	-	(18,044)	-

NET LOSS	$(122,931)	$(151,242)	(477,965)	$(171,011)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	570,577,872	505,422,857	546,844,983	393,401,745

AMWEST IMAGING INCORPORATED
STATEMENTS OF STOCKHOLDERS' EQUITY

			Capital in		Total
	Common Stock		Excess of	Accumulated	Stockholders'
	Shares	Amount	Par Value	Deficit	Equity

Balance, February 28, 2011	338,000,000	$338,000	$(289,000.00)	$(29,230.00)	$19,770

Shares issued for the acquisition of Instant Website Technology Inc.	157,560,000	157,560	429,940	-	587,500

Stock based compensation	27,000,000	27,000	110,000	-	137,000

Shares issued for Bion License	10,000,000	10,000	620,000	-	630,000

Value of beneficial derivative conversion in note payable	-	-	(66,479)	-	(66,479)

Net loss				(306,047)	(306,047)

Balance, February 29, 2012 (audited)	532,560,000	532,560	804,461	(335,277)	1,001,744

Value of beneficial derivative conversion in note payable (unaudited)	-	-	(25,472)	-	(25,472)

Issuance of common stock in conversion of debt	56,797,259	56,797	7,903		64,700

Net loss (unaudited)	-	-	-	(477,965)	(477,965)

Balance, November 30, 2012 (unaudited)	589,357,259	$589,357	$786,892	$(813,242)	$563,007

AMWEST IMAGING INCORPORATED
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended November 30,
	2012	2011
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(477,965)	$(171,011)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Amortization	112,500	29,375
Stock based compensation		97,000
Non-cash amortization for Bion License	182,750	-
Unrealized gain or loss on derivative	(100,857)	-
Amortization of discount on convertible note payable	75,486	-
(Increase) decrease in:
Accounts receivable	173	-
Prepaid expenses	90,875
Loan costs	4,441	-
Increase (decrease) in:
Accounts payable and accrued expenses	30,369	(297)

Net cash used by operating activities	(82,228)	(44,933)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	40,000	-
Proceeds from shareholder loans	7,500	35,000

Net cash provided by financing activities	47,500	35,000

Net decrease in cash and cash equivalents	(34,728)	(9,933)

Cash and cash equivalents, beginning of period	34,728	20,067

Cash and cash equivalents, end of period	$-	$10,134

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of note payable with a beneficial conversion feature	$67,972	$-
Issuance of note payable with a discount equivalent to the relative fair value of the accompanying warrant	$42,500	$-
Net assets acquired with stock through merger	$-	$587,500

Amwest Imaging Incorporated

Notes to Financial Statements
As of November 30, 2012 and for the
Three and Nine Months Ended November 30, 2012 and 2011

1. Background Information

Amwest Imaging Inc. (“AMWI”, or the “Company”) is a technology company whose primary business is providing relationship-building tools and processes that help any business cultivate profitable relationships with customers, all through web based solutions.  Our Company is always working on new internet based technology. Our current portfolio consists of My Restaurant Web, (www.myrestaurantweb.com),  Lok Drop (www.LokDrop.com), Zip Clik (www.ZipClik.com).

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

2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended November 30, 2012, the Company incurred a net loss of approximately $477,965 and approximately $306,047 for the year ended February 29, 2012.  As of November 30, 2012, the Company has an accumulated deficit of $813,242 and positive working capital of $11,031; however, there are limited assets and minimal revenues to fund short term operating cash flow or service debt obligations.  The Company used $82,228 and $105,339 of cash from operations during the nine months ended November 30, 2012 and the year ended February 29, 2012, respectively, which was funded by proceeds from the sale of stock and proceeds from the issuance of convertible derivative notes. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing sources of short and long-term working capital.

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

Cash and cash equivalents - The Company follows FASB Accounting Standards Codification (ASC)  305, “Cash and Cash Equivalents”, and considers currency on hand and demand deposits to be cash and considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.  Cash and cash equivalents at November 30, 2012 and February 29, 2012 were $0 and $34,728, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2012 and February 29, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. Fair value of notes payable would be estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. There have been no significant impairments of long-lived assets during the three months ended November 30, 2012.

Software development costs and capitalization - The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. The Company has capitalized the cost of the technology license purchased from an unrelated third party. At the time of purchase the technology was available to be marketed. As such additional costs to customize, modify and betterment to the existing product was charged to expense as it was incurred Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over five years. Amortization is computed on a straight line basis. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at November 30, 2012.

There were no Expenditures for software development costs incurred and expensed for the three months ended November 30, 2012 and 2011.

Expenditures for software development costs incurred and expensed for the nine months ended November 30, 2012 and November 30, 2011 was approximately $10,300 and none respectively.

Once technological feasibility of new products or features and functions of current products, which extend its useful life is established, the cost incurred until release to production are capitalized and amortized over a five year useful life. There were no amounts capitalized during the three or nine months ended November 30, 2012 or the three or nine months ended November 30, 2011. Amortization expenses related to capitalized software and charged to operations for the three months ended November 30, 2012 and three months ended November 30, 2011 were approximately $37,500 and none respectively.  Amortization expenses related to capitalized software and charged to operations for the nine months ended November 30, 2012 and nine months ended November 30, 2011 were approximately $112,500 and $29,375, respectively.

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

Advertising - The costs of advertising are expensed as incurred. There was no Advertising expense incurred during the three months ended November 30, 2012 and $6,700 incurred for the three months ended November 30, 2011. The costs of advertising are expensed as incurred. Advertising expense was approximately $8,200 and $6,700 for the nine months ended November 30, 2012 and 2011, respectively. Advertising expenses, when incurred are to be included in the Company's operating expenses.

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

As of November 30, 2012, the Company had no unrecognized tax benefits or related interest and penalties. We will include future interest and penalties associated with any unrecognized benefits within provision for income taxes on the Statements of Operations, if applicable. We do not anticipate any unrecognized benefits in the next 12 months that would result in a material change to our financial position.

Loss per share - Basic and diluted loss per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. Common share equivalents consist of stock options, warrants and convertible notes payable. There were no common share equivalents excluded from the computation of diluted earnings per share for the three and nine months ended November 30, 2012 and 2011, because their effect is anti-dilutive.

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

4. Software development costs and capitalization

The Company has capitalized the cost of acquiring their technology for internal and external use. The purchase price was valued at the agreed upon price with the unrelated party.  Newly developed software was also capitalized based on our accounting policy.  Acquired and Developed software costs consist of the following, as of November 30, 2012:

	November 30, 2012	February 29, 2012
Acquired Software	$587,500	$587,500
Less accumulated amortization	187,500	75,000
	$400,000	$512,500

2013	$37,500
2014	150,000
2015	150,000
2016	62,500
2017	-

Thereafter	-
$400,000

5.  Notes payable

	November 30, 2012	February 29, 2012
Asher note payable	$-	$42,500
Asher note payable (2)	22,000
Advanced Capital Management note payable	45,000	45,000
Shareholder note payable	25,000	25,000
Shareholder advance	17,500	10,000
Total debt	109,500	112,500
Debt discount	3,047	36,033

Total note payable	$106,453	$86,467

The Asher note payable was issued in January of 2012 and is a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of October 19, 2012. The conversion option price associated with the note has a 45 percent discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a fifteen day period prior to conversion. The note is convertible at any time after 180 days.  During the nine months ended November 30, 2012, Asher elected to convert $42,500 of the note together with accrued interest of $1,700 into 18,539,683 shares of common stock.

The Asher note payable (2) was issued in March of 2012 and is a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of December 20, 2012. The conversion option price associated with the note has a 45 percent discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a fifteen day period prior to conversion. The note is convertible at any time after 180 days.  During the nine months ended November 30, 2012, Asher elected to convert $20,500 of the note into 38,257,756 shares of common stock.

The Advanced Capital Management note payable was issued in December of 2011 for $45,000. The note pays no interest unless in default, and principal is due on the maturity date of December 6, 2012.

The Shareholder note payable was issued in December of 2012 for $25,000. The note pays interest at 1% per annum, and principal and accrued interest is due on the maturity date of December 15, 2012.

Shareholder advances are considered payable on demand and are non-interest bearing. The Company owed $17,500 to a shareholder as of November 30, 2012. No interest has been accrued or imputed on these debts, as management believes that interest expense would be immaterial in the interim periods.

6.  Derivative liability

In January and March of 2012 the Company issued convertible promissory notes for $42,500 and $42,500, respectively. The notes pay interest at 8% per annum, and principal and accrued interest is due on the maturity dates of October 19, 2012 and December 20, 2012, respectively. The conversion option price associated with the notes has a 45 percent discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a fifteen day period prior to conversion. The notes are convertible at any time after 180 days. As a result of the variable feature associated with the conversion option, pursuant to ASC Topic 815, the Company bifurcated the conversion option, and utilized the Black Scholes model to determine the fair value of the conversion option. At the issuance date, the Company recorded a debt discount and derivative liability of approximately $42,500 and $108,979, respectively for the note issued in January.  At the issuance date, the Company recorded a debt discount and derivative liability of $42,500 and $67,972 for the notes issued in January and March, respectively. The debt discount will be amortized over the life of the notes.

The Company recognized approximately $36,100 and $39,500 of interest expense related to amortization of the debt discount during the three and nine months ended, November 30, 2012, respectively. As of November 30, 2012 the unamortized discount related to the notes was $3,047. The derivative liability will be adjusted to fair value each reporting period with unrealized gain (loss) reflected in other income and expense. The unrealized gain associated with the derivative liability was approximately $34,611 and $101,376 for the three months and nine months ended November 30, 2012, respectively.

Liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of November 30, 2012 and February 29, 2012 related to the above derivative liability are as follows:

	Fair Value Measurements at November 30, 2012 (1)		Fair Value Measurements at February 29, 2012 (1)
	Using Level 2	Total	Using Level 2	Total
Liabilities:
Derivative liabilities	$(28,146)	$(28,146)	$(61,034)	$(61,034)
Total liabilities	$(28,146)	$(28,146)	$(61,034)	$(61,034)

(1)	The Company did not have any assets or liabilities measured at fair value using Level 1 or Level 3 of the fair value hierarchy as of November 30, 2012 or February 29, 2012.

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

7. Income Taxes

There is no current or deferred income tax expense or benefit for the periods ended November 30, 2012 and 2011.

As of November 30, 2012 and February 29, 2012, the Company had federal and state net operating loss carry-forwards totaling approximately $289,201 and $92,539, respectively, which begin expiring in 2032. The Company has established a valuation allowance to fully reserve all deferred tax assets at November 30, 2012 and February 29, 2012 because it is more likely than not that the Company will not be able to utilize these assets.  The change in the valuation allowance for the nine months ended November 30, 2012 was an increase of $196,662.

As of November 30, 2012, the Company has not performed an IRC Section 382 study to determine the amount, if any, of its net operating losses that may be limited as a result of the ownership change percentages during 2011. However, the Company will complete the study prior to the utilization of any of its recorded net operating losses.

8. Related Party Transactions

In support of the Company's efforts and cash requirements, it is relying on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of certain liabilities as they come due. The advances are considered temporary in nature and have not been formalized by a promissory note. Shareholder advances are considered payable on demand and is non-interest bearing. The Company owed $17,500 to a shareholder as of November 30, 2012. No interest has been accrued or imputed on these debts, as management believes that interest expense would be immaterial during the interim periods.

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

10. Subsequent Events

On December 4, 2012, the Company was notified of Asher Enterprise, Inc. conversion of $5,900 of principal for 26,818,182 shares of Company common stock.  The board of directors authorized the issuance of common shares for the principal amount of $5,900.

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

This Management’s Discussion and Analysis or Plan of Operation presents a review of the operating results and financial condition of the Company for the three and nine month periods ended November 30, 2012 and 2011. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiary. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012 AND 2011

General

There were no sales for the Company during the three months ended November 30, 2012 and 2011. Operations began in the fourth quarter of last year, however due to some billing issues there was no revenue recorded during the third quarter 2012.  The issue has since been resolved and management believes the revenue will start again and continue to grow in the fourth quarter and during 2013.  Management is devoting its efforts to increase sales through sales representatives, paid sales leads and advertising.

Gross profit for the operations decreased $(90,876) to $(90,876) for the three months ended November 30, 2012 from $0 for the three months ended November 30, 2011.  Operations began in the fourth quarter of last year.

Selling, general and administrative expenses decreased to $43,845 for the three months ended November 30, 2012 from $151,242 for the three months ended November 30, 2011, a decrease of $107,397.  Management believes selling, general and administrative expenses will continue to increase while Management is building the business and will stabilize next year.

The Company incurred net loss of $122,931 for the three months ended November 30, 2012 compared to $151,242 net loss for the three months ended November 30, 2011.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2012 AND 2011

General

The Company’s net sales increased to $2,331 for the nine months ended November 30, 2012, an increase of $2,331 or 100%, from no revenue for the nine months ended November 30, 2011.  Operations began in the fourth quarter of last year, however due to some billing issues there was no revenue recorded during the third quarter 2012.  The issue has since been resolved and management believes the revenue will start again and continue to grow in the fourth quarter and during 2013.  Management is devoting its efforts to increase sales through sales representatives, paid sales leads and advertising.

Gross profit for the operations decreased $(271,294) to $(271,294) for the nine months ended November 30, 2012 from none for the nine months ended November 30, 2011.  Operations began in the fourth quarter of last year.

Selling, general and administrative expenses increased to $224,715 for the nine months ended November 30, 2012 from $171,011 for the nine months ended November 30, 2011, an increase of $53,704.  Management believes selling, general and administrative expenses will continue to increase while Management is building the business and will stabilize next year.

The Company incurred net loss of $477,965 for the nine months ended November 30, 2012 compared to $171,011 net loss for the nine months ended November 30, 2011.

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

A loan was obtained from Asher in March of 2012 and is a convertible promissory note for $42,500. The note pays interest at 8% per annum, and principal and accrued interest is due on the maturity date of December 20, 2012. The conversion option price associated with the note has a 45 percent discount to the market price of the stock. The market price is based on the average of the two lowest trading prices during a fifteen day period prior to conversion. The note is convertible at any time after 180 days.  During the nine months ended November 30, 2012, Asher elected to convert $20,500 of the note into 38,257,756 shares of common stock.

During the nine months ended November 30, 2012, the Asher note payable that was issued in January of 2012 accrued interest was converted in the amount of $42,500 of the note together with accrued interest of $1,700 into 18,539,683 shares of common stock.

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

We currently have no cash at November 30, 2012, and will be dependent on product sales and additional debt and equity issuances to finance our operations through the next 12 months. We must raise additional capital in the amount of approximately $500,000 net of expenses, during the next twelve months in order to fund our working capital requirements in accordance with our existing plans through 2013. If we are unable to raise these funds, we may be required to delay our development plans, and curtail our expenditures.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended November 30, 2012, the Company incurred a net loss of $477,965.  As of November 30, 2012, the Company has an accumulated deficit of $813,242. The Company used $82,228 and $44,933 of cash from operations during the nine months ended November 30, 2012 and 2011, respectively, which was funded primarily by proceeds from issuance of debt and stock.  There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern.

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

Statements of Cash Flows

Cash and cash equivalents as of November 30, 2012 was $0 compared to approximately $10,134 as of November 30, 2011. Cash is primarily used to fund our working capital requirements.

Net cash used in operating activities was $82,228 for the nine months ended November 30, 2012 compared to $44,933 for the same period in 2011.

Net cash provided by financing activities was approximately $47,500 for the nine months ended November 30, 2012 compared to $35,000 during the same period in 2011. During the nine months ended November 30, 2012, we received net proceeds of $47,500 from the issuance of debt.

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

The significant accounting policies followed are:

SOFTWARE DEVELOPMENT COSTS AND CAPITAL TECHNOLOGY

The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. The Company has capitalized the cost of the technology license purchased from an unrelated third party. At the time of purchase the technology was available to be marketed. As such additional costs to customize, modify and betterment to the existing product was charged to expense as it was incurred Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is evaluated for each specific project and is currently being amortized over five years. Amortization is computed on a straight line basis. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at November 30, 2012.

There were no Expenditures for software development costs incurred and expensed for the three months ended November 30, 2012 and 2011.

Expenditures for software development costs incurred and expensed for the nine months ended November 30, 2012 and November 30, 2011 was approximately $10,300 and none respectively.

Once technological feasibility of new products or features and functions of current products, which extend its useful life is established, the cost incurred until release to production are capitalized and amortized over a five year useful life. There were no amounts capitalized during the three or nine months ended November 30, 2012 or the three or nine months ended November 30, 2011. Amortization expenses related to capitalized software and charged to operations for the three months ended November 30, 2012 and three months ended November 30, 2011 were approximately $37,500 and $29,375, respectively.  Amortization expenses related to capitalized software and charged to operations for the nine months ended November 30, 2012 and nine months ended November 30, 2011 were approximately $112,500 and $29,375, respectively.

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

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

Long-lived and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. There have been no significant impairments of long-lived and intangible assets during the two-year period ended November 30, 2012.

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

As of November 30, 2012, the Company had no unrecognized tax benefits or related interest and penalties. We will include future interest and penalties associated with any unrecognized benefits within provision for income taxes on the Statements of Operations, if applicable. We do not anticipate any unrecognized benefits in the next 12 months that would result in a material change to our financial position.

NEW ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3: Recent Accounting Pronouncements” in Part I, Item 1 of this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President  and our Chief Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control Over Financial Reporting Guidance for Smaller Public Companies issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, the President and Chief Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s President and Chief Accounting Officer does not relate to reporting periods after November 30, 2012.

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

The Chief Accounting Officer has determined that material weaknesses exist during the nine months ended November 30, 2012, due to the lack of an independent Audit Committee, Financial Disclosure Controls, as well as a lack of segregation of duties, i.e. all of the accounting tasks are performed by a single individual. Currently, the Company’s President reviews all transactions. Until the Company raises additional capital, it cannot remediate these weaknesses.

We determined that our disclosure controls and procedures were ineffective at November 30, 2012 and that we had material weaknesses in the design of our internal control over financial reporting as of such date.  We believe that we have started the process of remediating the material weakness in our financial reporting through the contracting with consultants to provide such services.  These additional outsourced services have improved our ability to financially report, however there continues to be several material weaknesses in our internal processes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended November 30, 2012, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE DISCLOSURES

Not  Applicable.

ITEM 5. OTHER MATTERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

Incorporated Documents	SEC Exhibit Reference	Sequentially Numbered

31.1	Certification of the Chief Financial Officer	31.1

31.2	Certification of the Chief Executive Officer	31.2

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer	32.1

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer	32.2

	XBRL Instance Document	101.INS **

	XBRL Taxonomy Extension Schema Document	101.SCH **

	XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL **

	XBRL Taxonomy Extension Definition Linkbase Document	101.DEF **

	XBRL Taxonomy Extension Label Linkbase Document	101.LAB **

	XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE **

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMWEST IMAGING INCORPORATED

Date: January 22, 2013	By:	/s/ Jason Gerteisen
Jason Gerteisen, President (Principle Executive Officer)

Date: January 22, 2013	By:	/s/ Jason Gerteisen
Jason Gerteisen Chief Financial Officer (Principle Accounting Officer)